Form 10-Q
period 1995-03-04
DMI FURNITURE INC
filed 1995-04-12
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of The Securities
                              Exchange Act of 1934


                   For the fiscal quarter ended March 4, 1995
                   ------------------------------------------

                          Commission File Number 0-4173
                          -----------------------------

                               DMI FURNITURE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                41-0678467
               --------                                ----------
      (State of incorporation)                   (IRS employer ID number)


         One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
         --------------------------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number with area code:   (502) 426-4351
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X        No
                                         -----         -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.

Class - Common Stock, Par Value $.10 per Share
- - -----
Outstanding at March 4, 1995 - 2,970,026
- - ----------------------------

                    INDEX


Part I. Financial Information                                            Page

        Consolidated Balance Sheets - March 4, 1995
         and August 27, 1994                                             3, 4

        Consolidated Statements of Income - Three and Six Months
         Ended March 4, 1995 and February 26, 1994                          5

        Consolidated Statements of Cash Flows - Six
         Months Ended March 4, 1995 and
         February 26, 1994                                               6, 7

        Notes to Consolidated Financial Statements                       8-10

        Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  11-13


Part II. Other Information                                              14-15

Index to Exhibits

        3(i)4.  Restated Certificate of Incorporation                   16-42

           11.  Calculations of Earnings Per Share                         43

           27.  Financial Data Schedule                                    44

                         PART I.  FINANCIAL INFORMATION

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)


                                                        Unaudited
                                                          -------
                    ASSETS                                Mar. 4,       Aug.27,
                    ------                                   1995          1994
                                                          -------       -------
Current assets:
 Cash                                                        $135          $202
 Restricted cash for debt payments                            120           244
 Accounts receivable - net                                  9,393         9,873
 Inventories (Note 4)                                      14,509        14,592
 Other current assets                                         369           300
 Current portion of deferred income taxes (Note 2)            938         1,310
                                                          -------       -------
  Total current assets                                     25,464        26,521

Notes receivable                                               --           107

Property, plant and equipment - at cost                    21,203        20,923
 Less accumulated depreciation                              9,053         8,553
                                                          -------       -------
  Net property, plant and equipment                        12,150        12,370

Other assets:
 Intangible pension asset                                     532           532
 Other                                                        389           511
                                                          -------       -------
                                                              921         1,043
                                                          -------       -------

                                                          $38,535       $40,041
                                                          -------       -------
                                                          -------       -------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)


                                                       Unaudited
                                                         -------
                                                         Mar. 4,   Aug.27,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1995      1994
- - ------------------------------------                     -------   -------
Current liabilities:
 Trade accounts payable                                   $4,068    $5,393
 Accrued liabilities                                       1,800     2,206
 Accrued dividends on preferred
  stock (Note 7)                                             417       505
 Long-term debt due within one year                          971       959
                                                         -------   -------
   Total current liabilities                               7,256     9,063

Long-term liabilities:
 Long-term debt                                           19,214    19,393
 Accrued pension costs                                       948       994
 Deferred compensation                                       494       534
 Deferred income taxes (Note 2)                               40        40
                                                         -------   -------
                                                          20,696    20,961

Stockholders' equity:
 Series C convertible preferred stock,
  $2 par value, 2,020,000 authorized
  and outstanding                                          4,040     4,040
 Common stock                                                296       296
 Additional paid-in capital                               15,096    15,006
 Retained deficit                                         (8,803)   (9,279)
 Minimum pension liability                                   (46)      (46)
                                                         -------   -------
   Total stockholders' equity                             10,583    10,017
                                                         -------   -------

                                                         $38,535   $40,041
                                                         -------   -------
                                                         -------   -------



                             See accompanying notes.

                               DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                             (Amounts in thousands)

                                   (Unaudited)


                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                         ------------------------  -----------------------
                                                Mar. 4,  Feb. 26,        Mar. 4,  Feb. 26,
                                                   1995      1994           1995      1994
                                                -------  --------        -------  --------
Net sales (Note 1)                              $17,451   $14,576        $36,174   $31,179

Cost of sales                                    14,509    12,020         29,666    25,238
                                                -------  --------        -------  --------
Gross profit                                      2,942     2,556          6,508     5,941

Selling, general and
  administrative expenses                         2,212     2,010          4,474     4,158
                                                -------  --------        -------  --------
Operating profit                                    730       546          2,034     1,783

Interest expense (net)                             (469)     (282)          (937)     (601)
                                                -------  --------        -------  --------
Income before provision for income
 taxes, cumulative effect of a change in
 accounting principle                               261       264          1,097     1,182

Provision for income taxes (Note 2)                (108)      (98)          (406)     (436)
                                                -------  --------        -------  --------
Income before cumulative effect of a change
 in accounting principle                            153       166            691       746

Cumulative effect of a change in
 accounting for income taxes(Note 2)                 --        --             --     1,795
                                                -------  --------        -------  --------
Net income                                         $153      $166           $691    $2,541
                                                -------  --------        -------  --------
                                                -------  --------        -------  --------

Income per share before cumulative
 effect of a change in accounting
 principle                                         $.03      $.03           $.12      $.13

Cumulative effect per share of a
 change in accounting for income
 taxes (Note 2)                                      --        --             --       .31
                                                -------  --------        -------  --------
Earnings per common share (Note 3)                 $.03      $.03           $.12      $.44
                                                -------  --------        -------  --------
                                                -------  --------        -------  --------



                             See accompanying notes.

                               DMI FURNITURE INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)


                                                           SIX MONTHS ENDED
                                                      -------------------------
                                                          Mar. 4,      Feb. 26,
                                                             1995          1994
                                                      -----------  ------------
Cash flows from operating activities:
 Net income                                                  $691        $2,541
 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
   Depreciation and amortization                              500           402
   Deferred income taxes (Note 2)                             372        (1,435)
   Pension costs                                              (46)           --
   Deferred compensation                                      (40)          (31)
   Changes in assets and liabilities:
    Accounts receivable                                       480        (1,602)
    Inventories                                                83        (1,046)
    Other assets                                               53          (135)
    Trade accounts payable                                 (1,325)        1,437
    Accrued liabilities                                      (406)         (171)
                                                           ------        ------
   Total adjustments                                         (329)       (2,581)
                                                           ------        ------
   Net cash provided (used) by
    operating activities                                      362           (40)
                                                           ------        ------
Cash flows provided (used) by
 investing activities:
  Capital expenditures (Note 5)                              (280)       (2,619)
  Payments received on notes receivable                       107             6
  EDRB cash held in trust (Note 5)                             --          (985)
                                                           ------        ------
   Cash used by investing
    activities                                               (173)       (3,598)
                                                           ------        ------



                             See accompanying notes.

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                             (Amounts in thousands)
                                   (Unaudited)



                                                              SIX MONTHS ENDED
                                                           --------------------
                                                              Mar. 4,  Feb. 26,
                                                                 1995      1994
                                                           ---------- ---------
Cash flows provided (used) by
 financing activities:
  Net borrowings under line-of-credit
   agreement                                                     $350    $1,050
  Payments on long term debt                                     (517)     (233)
  Additions to long term debt (Note 5)                             --     3,420
  Cash dividends on preferred stock                              (303)     (202)
  Proceeds from stock options exercised                            90        17
                                                              -------    ------
    Cash provided (used) by
     financing activities                                        (380)    4,052
                                                              -------    ------

Increase (decrease) in cash                                      (191)      414

Cash-beginning of period                                          446        42
                                                              -------    ------
Cash-end of period                                               $255      $456
                                                              -------    ------
                                                              -------    ------


Cash paid for:
 Interest                                                        $917      $593
                                                              -------    ------
                                                              -------    ------

 Income taxes                                                     $50       $50
                                                              -------    ------
                                                              -------    ------



                             See accompanying notes.

                               DMI FURNITURE, INC.

        Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

        The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at March 4, 1995 and for the three and six months ended March 4, 1995 and February 26, 1994 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on 10-K.

        The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1995 fiscal year. The period ended March 4, 1995 included fourteen weeks as compared to thirteen weeks for the period ended February 26, 1994.


(2) INCOME TAXES

        During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In accordance with this statement, the Company recognized deferred tax assets reflecting the benefit expected to be realized from the utilization of net operating loss carryforwards ("NOLs"), alternative minimum tax credits carryforwards, and deductible temporary differences.

        In adopting SFAS No. 109, as of August 29, 1993, the Company recorded approximately $1,931,000 of deferred tax assets and $136,000 of deferred tax liabilities, resulting in a net deferred tax asset of $1,795,000. Such amount has been reflected during the first quarter of fiscal 1994 in the Consolidated Statements of Income as the cumulative effect of an accounting change.

        Income tax expense consisted of the following (in thousands):


                         Three Months Ended           Six Months Ended
                         Mar. 4,   Feb. 26,        Mar. 4,    Feb. 26,
                            1995       1994           1995        1994
                            ----       ----           ----        ----
Current                      $10        $18            $34         $76

Deferred                      98         80            372         360
                              --         --            ---         ---
Total                       $108        $98           $406        $436
                            ----       ----           ----        ----
                            ----       ----           ----        ----

        The deferred tax provision relates mainly to the utilization of the Company's NOLs.

        The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                         Three Months Ended           Six Months Ended
                         Mar. 4,   Feb. 26,        Mar. 4,    Feb. 26,
                            1995       1994           1995        1994
                            ----       ----           ----        ----
Tax at 34% statutory
       rate                  $89       $90            $373        $387

State income taxes            19         8              33          49
                              --        --              --          --
Income Taxes                $108       $98            $406        $436
                            ----      ----            ----        ----
                            ----      ----            ----        ----


(3) EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock.


(4) INVENTORIES

        Inventories were comprised of the following at March 4, 1995 and August 27, 1994:


                             March 4, 1995    August 27,1994
                             -------------    --------------
    Finished Products           $6,877,000        $7,846,000
    Work in Process                926,000           950,000
    Raw Materials                6,706,000         5,796,000
                                 ---------         ---------
                               $14,509,000       $14,592,000
                               -----------       -----------
                               -----------       -----------

(5) ECONOMIC DEVELOPMENT REVENUE BOND FINANCING

        On November 12, 1993, the Company completed a $3,420,000 City of Huntingburg, Indiana Adjustable Rate Economic Development Revenue Bond Series 1993 financing through Bank One, Columbus, NA. The bonds mature annually over ten years and are secured by an irrevocable letter of credit issued by Bank One, Indianapolis, NA. The proceeds of the bond issue were used to finance the costs of the acquisition, construction, and equipping of manufacturing and distribution facilities in Huntingburg, Indiana.


(6) OTHER MATTERS

        The Company has been identified as a potentially responsible party in six government investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. These proceedings are based on allegations that the Company had hazardous waste substances disposed of at the state permitted facilities in question. These proceedings under Superfund involve many waste generators in addition to the Company and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. The Company has a reserve of $150,000 against potential liabilities under the above actions. Management does not believe there is a reasonable likelihood that the potential liabilities the Company may incur in connection with these environmental proceedings will have a material effect on the Company's future financial condition or results of operations.


(7) DIVIDENDS

        Dividends of $215,000 were charged to retained earnings for the six months ended March 4, 1995. The dividends on Series C Preferred Stock accrued in a fiscal year are not payable until the following fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue - Net sales for the second quarter of fiscal 1995 increased $2,875,000 or 20% over the second quarter of fiscal 1994. This increase was the result of increased sales of all of the Company's product lines. Office furniture sales increased 26%; sales of residential desks, computer desks, accent furniture and chairs increased 34%; bedroom furniture sales increased 8%; as well as sales increases to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant. These increases were primarily the result of unit sales increases, and to a lesser extent, selling price increases instituted in the fourth quarter of fiscal 1994. The second quarter of fiscal 1995 included 14 weeks as compared to 13 weeks the previous year.

        Net sales for the first six months of fiscal 1995 increased $4,995,000 or 16% over the first six months of fiscal 1994. This increase was the result of increased sales of all of the Company's product lines. Office furniture sales increased 12%; sales of residential desks, computer desks, accent furniture and chairs increased 47%; bedroom furniture sales increased 2%; as well as sales increases to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant. These increases were primarily the result of unit sales increases, and to a lesser extent, selling price increases instituted in the fourth quarter of fiscal 1994. The first six months of fiscal 1995 included 27 weeks as compared to 26 weeks the previous year.


Gross Margin - The Company's gross margin in the second quarter of fiscal 1995 was 16.9% compared to 17.5% in the second quarter of fiscal 1994. This decrease in gross margin was primarily the result of higher lumber and related material costs as well as promotional priced sales and lower margin product sales mix.

        The Company's gross margin in the first six months of fiscal 1995 was 18.0% compared to 19.1% in the first six months of fiscal 1994. This decrease in gross margin was primarily the result of higher lumber and related material costs as well as promotional priced sales and lower margin product sales mix.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 1995, S,G&A expense amounted to $2,212,000 or 12.7% of sales compared to $2,010,000 or 13.8% of sales for the second fiscal quarter of 1994. This decrease as a percentage of sales is the result of these expenses increasing at a lower rate than sales increases due to the semi-fixed nature of many S,G&A expenses.

        For the first six months of fiscal 1995, S,G&A expense amounted to $4,474,000 or 12.4% of sales compared to $4,158,000 or 13.3% of sales for the first six months of fiscal 1994.

This decrease as a percentage of sales is the result of these expenses increasing at a lower rate than sales increases due to the semi-fixed nature of many S,G&A expenses.

Interest Expense - For the second quarter of fiscal 1995, net interest was $469,000 compared to $282,000 for the second quarter of fiscal 1994. This increase was the result of a higher prime interest rate as well as higher bank debt balances than in the previous year to finance the higher levels of accounts receivable and inventories to support the Company's rapid growth during this period.

For the first six months of fiscal 1995, net interest was $937,000 compared to $601,000 for the first six months of fiscal 1994. This increase was the result of a higher prime interest rate as well as higher bank debt balances than in the previous year to finance the higher levels of accounts receivable and inventories to support the Company's rapid growth during this period.

Cumulative effect of a change in accounting for income taxes - During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). In adopting SFAS No. 109, the Company recorded a credit of $1,795,000 in the first quarter of fiscal 1994. Such amount has been reflected in the Consolidated Statements of Income as the cumulative effect of an accounting change. See Note 2 to the consolidated financial statements.

Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. During the first quarter of fiscal 1994, the Company completed a $3.4 million bond offering to fund an expansion project. See Note 5 to the consolidated financial statements for more information. The Company's days of sales outstanding of accounts receivable averaged 53 days for the first six months of fiscal 1995 compared to 56 days for the first six months of fiscal 1994. This slight improvement in the collection period is the result of more timely payments by a major customer.
The Company's average days of inventory on hand averaged 90 days for the first six months of fiscal 1995 and fiscal 1994. The Company's order backlog at March 4, 1995 was approximately $6,632,000, an 8% increase from approximately $6,152,000 at the same time last year.

Key elements of the Consolidated Statements of Cash Flows:      Six Months


                                                             1995          1994
                                                             ----          ----
Net cash provided (used) by operating activities         $362,000      $(40,000)
Cash used for investing activities                       (173,000)   (3,598,000)
                                                          -------     ---------
Net cash flows from operating and investing activities    189,000    (3,638,000)
Cash provided by financing activities                    (380,000)    4,052,000
                                                          -------     ---------
Net change in cash and cash equivalents                 $(191,000)     $414,000
                                                        ---------      --------
                                                        ---------      --------

        During the first six months of fiscal 1995, the Company provided cash flows from operating activities of $362,000 compared to cash flows used of $40,000 the previous year primarily due to a decrease in accounts receivable and inventories from the end of the respective previous fiscal year offset somewhat by a decrease in accounts payable. Investing activities required $173,000 during the first six months of fiscal 1995 primarily for capital expenditures as compared to $3,598,000 the previous year which was primarily for the Huntingburg expansion project. Financing activities used $380,000 during the first six months of fiscal 1995 in reduction of debt compared to provided $4,052,000 the same six months of the previous year which was primarily from the Company's $3.4 million Economic Development Revenue Bond.

The Company has been identified by the EPA or other parties as a potentially responsible party ("PRP") in six government investigations and actions relating to waste disposal facilities that may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that hazardous substances from the Company's plants were disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has not determined to what extent, if any, potential environmental liabilities may be covered by insurance. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these six sites, the total amount paid by the Company to date or subject to possible settlement is less than $22,000. The Company has a reserve of $150,000 against potential liabilities under the above actions. Management does not believe there is a reasonable likelihood that the potential liabilities the Company may incur in connection with these environmental proceedings will have a material effect on the Company's future financial condition or results of operations.

The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        The Company is involved in six environmental proceedings at this time. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of other parties with substantial financial resources in the proceedings, the Company does not believe there is a reasonable likelihood that the potential liabilities the Company may incur in connection with these proceedings will have a material adverse effect on the Company's future financial condition or results of operations. For further information regarding the Company's involvement in environmental proceedings, see Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1994.

Item 4. Submission of Matters to a Vote of Security Holders
        The Company held its annual meeting of security holders on February 22, 1995 at which security holders; (a) elected six directors of the Company for the ensuing year, (b) ratified the appointment of Arthur Andersen & Co. as auditors for the year 1995, and, (c) approved an amendmant to the Corporation's Certificate of Incorporation.

        Results of the voting in connection with these items were as follows:

ELECTION OF DIRECTORS
                             For            %     Against      %     Abstain
                             ---            --    -------      -     -------
Donald D. Dreher             2,038,242      98     33,991      2        0
Joseph G. Hill               2,039,231      98     33,002      2        0
Joseph L. Ponce              2,039,231      98     33,002      2        0
Alexander N. Rubin, Jr.      2,039,631      98     32,602      2        0
William Schubert             2,039,331      98     32,902      2        0
Thomas M. Levine(1)          2,004,326     100          0      0        0

(1) Only Series C Preferred Stockholders vote for this Class II director.

RATIFICATION OF ACCOUNTANTS
                                                               Broker Nominee
        For       %       Against      %       Abstain      %      Unvoted
        ---      --       -------      -       -------      -      -------
    1,971,507    98        30,787      2         9,445      0       60,494

AMENDMENT TO THE CORPORATION'S CERTIFICATE OF INCORPORATION

                                                               Broker Nominee
        For       %       Against      %       Abstain      %      Unvoted
        ---      --       -------      -       -------      -      -------
    4,035,352    95        24,702      2        12,016      3        4,489


        There were 2,072,233 shares of Common Stock represented present in person at the meeting constituting 70% of the 2,976,426 shares of Common Stock outstanding, therefore a quorum was present at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  EXHIBITS

               3(i)4.  Restated Certificate of Incorporation

                  11.  Calculations of earnings per share.

                  27.  Financial Data Schedule

        (b)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DMI FURNITURE, INC.
                                                (Registrant)


Date:  April 13, 1995                        /s/ Joseph G. Hill
                                             -----------------
                                             Joseph G. Hill
                                             Vice President-Finance,
                                             Chief Financial Officer,
                                             Secretary & Treasurer