Form 10-Q
period 1995-06-03
DMI FURNITURE INC
filed 1995-07-14
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



          Quarterly Report Under Section 13 or 15 (d) of The Securities
                              Exchange Act of 1934


                    For the fiscal quarter ended June 3, 1995
                    -----------------------------------------


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


         One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
         --------------------------------------------------------------
                    (Address of principal executive offices)

          Registrant's telephone number with area code:  (502) 426-4351
                                                          -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X          No
                                         -----            -----


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.

Class - Common Stock, Par Value $.10 per Share
- -----

Outstanding at June 3, 1995 - 2,970,026
- --------------------------

                                      INDEX


Part I. Financial Information                                               Page

        Consolidated Balance Sheets - June 3, 1995
         and August 27, 1994                                                3, 4


        Consolidated Statements of Income - Three and Nine Months
         Ended June 3, 1995 and May 28, 1994                                   5

        Consolidated Statements of Cash Flows - Nine
         Months Ended June 3, 1995 and
         May 28, 1994                                                       6, 7

        Notes to Consolidated Financial Statements                          8-10

        Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                     11-13


Part II.Other Information                                                     14

Index to Exhibits

           11.   Calculations of Earnings Per Share                           15

           27.   Financial Data Schedule                                      16

                         PART I.  FINANCIAL INFORMATION

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                                        Unaudited
                                                          -------
                                                          June 3,       Aug.27,
               ASSETS                                        1995          1994
               ------                                     -------       -------
Current assets:
 Cash                                                        $238          $202
 Restricted cash for debt payments                              2           244
 Accounts receivable - net                                  9,401         9,873
 Inventories (Note 4)                                      15,378        14,592
 Other current assets                                         448           300
 Current portion of deferred income taxes (Note 2)            936         1,310
                                                          -------       -------
  Total current assets                                     26,403        26,521

Notes receivable                                                -           107

Property, plant and equipment - at cost                    21,389        20,923
 Less accumulated depreciation                              9,302         8,553
                                                          -------       -------
  Net property, plant and equipment                        12,087        12,370

Other assets:
 Intangible pension asset                                     532            532
 Other                                                        383           511
                                                          -------       -------
                                                              915         1,043
                                                          -------       -------

                                                          $39,405       $40,041
                                                          -------       -------
                                                          -------       -------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)

                                                        Unaudited
                                                          -------
                                                          June 3,       Aug.27,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1995          1994
- ------------------------------------                      -------       -------
Current liabilities:
 Trade accounts payable                                    $4,722        $5,393
 Accrued liabilities                                        1,834         2,206
 Accrued dividends on preferred
  stock (Note 7)                                              462           505
 Long-term debt due within one year                           988           959
                                                          -------       -------
  Total current liabilities                                 8,006         9,063

Long-term liabilities:
 Long-term debt                                            19,396        19,393
 Accrued pension costs                                        927           994
 Deferred compensation                                        479           534
 Deferred income taxes (Note 2)                                40            40
                                                          -------       -------
                                                           20,842        20,961

Stockholders' equity:
 Series C convertible preferred stock,
  $2 par value, 2,020,000 authorized
  and outstanding                                           4,040         4,040
 Common stock                                                 296           296
 Additional paid-in capital                                15,096        15,006
 Retained deficit                                          (8,829)       (9,279)
 Minimum pension liability                                    (46)          (46)
                                                          -------       -------
  Total stockholders' equity                               10,557        10,017
                                                          -------       -------

                                                          $39,405       $40,041
                                                          -------       -------
                                                          -------       -------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                             (Amounts in thousands)

                                   (Unaudited)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             ----------------------        ----------------------
                                                              June 3,       May 28,        June 3,        May 28,
                                                                1995           1994           1995           1994
                                                             -------        -------        -------        -------
Net sales (Note 1)                                           $14,775        $14,398        $50,949        $45,577

Cost of sales                                                 12,246         11,969         41,912         37,207
                                                             -------        -------        -------        -------
Gross profit                                                   2,529          2,429          9,037          8,370

Selling, general and
 administrative expenses                                       2,029          1,946          6,503          6,104
                                                             -------        -------        -------        -------
Operating profit                                                 500            483          2,534          2,266

Interest expense (net)                                          (470)          (331)        (1,407)          (932)
                                                             -------        -------        -------        -------
Income before provision for income
 taxes, cumulative effect of a change in
 accounting principle and extraordinary item                      30            152          1,127          1,334

Provision for income taxes (Note 2)                              (11)           (46)          (417)          (497)
                                                             -------        -------        -------        -------
Income before cumulative effect of a change
 in accounting principle and extraordinary item                   19            106            710            837

Cumulative effect of a change in
 accounting for income taxes (Note 2)                              -              -              -          1,795
                                                             -------        -------        -------        -------
Income before extraordinary item                                  19            106            710          2,632

Extraordinary item--extinguishment of debt net
 of $22,000 tax benefit (Note 8)                                   -            (50)             -            (50)
                                                             -------        -------        -------        -------
    Net income                                                   $19            $56           $710         $2,582
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

Income per share before cumulative
 effect of a change in accounting
 principle and extraordinary item                               $.00           $.02           $.12           $.14

Cumulative effect per share of a
 change in accounting for income
 taxes (Note 2)                                                    -              -              -            .31

Extraordinary item (Note 8)                                        -           (.01)             -           (.01)
                                                             -------        -------        -------        -------
Earnings per common share (Note 3)                              $.00           $.01           $.12           $.44
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------


                                See accompanying notes.

                               DMI FURNITURE, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)


                                                            NINE MONTHS ENDED
                                                    --------------------------------------

                                                        June 3,      May 28,
                                                         1995         1994
                                                     ------------ ------------
Cash flows from operating activities:
  Net income                                            $710         $2,582
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                        749            597
    Deferred income taxes (Note 2)                       374         (1,398)
    Pension costs                                        (67)            (5)
    Deferred compensation                                (55)           (47)
    Changes in assets and liabilities:
     Accounts receivable                                 472           (677)
     Inventories                                        (786)        (1,577)
     Other assets                                         79            (63)
     Trade accounts payable                             (671)         1,943
     Accrued liabilities                                (372)          (134)
                                                   ---------     ----------

   Total adjustments                                    (277)        (1,361)
                                                   ---------     ----------

   Net cash provided by
    operating activities                                 433          1,221
                                                   ---------     ----------
Cash flows provided (used) by
 investing activities:
 Capital expenditures (Note 5)                          (466)        (3,589)
 Payments received on notes receivable                     8             10
 EDRB cash held in trust (Note 5)                          -           (500)
                                                   ---------     ----------
   Cash used by investing
    activities                                          (458)        (4,079)
                                                   ---------     ----------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                             (Amounts in thousands)
                                   (Unaudited)


                                                           NINE MONTHS ENDED
                                                      -------------------------
                                                       June 3,         May 28,
                                                        1995            1994
                                                      --------        ---------
Cash flows provided (used) by
 financing activities:
  Net borrowings under line-of-credit
  agreement                                              $873             $650
  Payments on long term debt                             (841)            (351)
  Additions to long term debt (Note 5)                      -            3,420
  Cash dividends on preferred stock                      (303)            (303)
  Proceeds from stock options exercised                    90              149
                                                    ---------       ----------
   Cash provided (used) by
   financing activities                                  (181)           3,565
                                                    ---------       ----------

   Increase (decrease) in cash                           (206)             707

   Cash- beginning of period                              446               42
                                                    ---------       ----------
   Cash- end of period                                   $240             $749
                                                       ======           ======

   Cash paid for:
    Interest                                           $1,377             $853
                                                       ======           ======

    Income taxes                                          $59               $0
                                                       ======           ======



                             See accompanying notes.

                               DMI FURNITURE, INC.



     Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at June 3, 1995 and for the three and nine months ended June 3, 1995 and May 28, 1994 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on 10-K.

     The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1995 fiscal year. The nine month period ended June 3, 1995 included forty weeks as compared to thirty-nine weeks for the period ended May 28, 1994.



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

     Income tax expense consisted of the following (in thousands):

                           Three Months Ended        Nine Months Ended
                             Jun. 3,   May 28,        Jun. 3,   May 28,
                               1995      1994           1995      1994
                               ----      ----           ----      ----
Current                          $1        $4            $35       $87



Deferred                         10        42            382       410
                               ----      ----           ----      ----
Total                           $11       $46           $417      $497
                               ----      ----           ----      ----
                               ----      ----           ----      ----

     The deferred tax provision relates mainly to the utilization of the Company's NOLs.

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                           Three Months Ended        Nine Months Ended
                             Jun. 3,   May 28,        Jun. 3,   May 28,
                               1995      1994           1995      1994
                               ----      ----           ----      ----
Tax at 34% statutory
       rate                     $10       $46           $383      $448

State income taxes                1         0             34        49
                               ----      ----           ----      ----
Income Taxes                    $11       $46           $417      $497
                               ----      ----           ----      ----
                               ----      ----           ----      ----


(3) EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock.


(4) INVENTORIES

     Inventories were comprised of the following at June 3, 1995 and August 27, 1994:

                                       June 3, 1995     August 27,1994
                                       ------------     --------------
Finished Products                        $7,750,000         $7,846,000
Work in Process                             786,000            950,000
Raw Materials                             6,842,000          5,796,000
                                        -----------        -----------
                                        $15,378,000        $14,592,000
                                        -----------        -----------
                                        -----------        -----------

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


(7) DIVIDENDS

     Dividends of $260,000 were charged to retained earnings for the nine months ended June 3, 1995. The dividends on Series C Preferred Stock accrued in a fiscal year are not payable until the following fiscal year.


(8) BOND REFINANCING

     During the third fiscal quarter of fiscal 1994, the Company called $2,940,000 of its 1989 Economic Development Revenue Bonds for redemption and refinancing into lower interest rate bonds. The actual redemption and refinancing took place on June 15, 1994. The Company wrote off the call premium and unamortized costs on the 1989 bonds totaling approximately $72,000 ($50,000 net of related tax benefits) during the third fiscal quarter. The loss has been reflected as an extraordinary item in the consolidated statements of income for the three and nine months ended May 28, 1994. The new bonds provided an initial interest rate approximately 3% lower than the 1989 issue.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue - Net sales for the third quarter of fiscal 1995 increased $377,000 or 3% over the third quarter of fiscal 1994. This increase was the result of increased sales of residential desks, computer desks, accent furniture and chairs, as well as increased sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant. These increases were partially offset by decreased sales of bedroom furniture.

     Net sales for the first nine months of fiscal 1995 increased $5,372,000 or 12% over the first nine months of fiscal 1994. The first nine months of fiscal 1995 included 40 weeks as compared to 39 weeks the previous year. This increase was also the result of increased sales of residential desks, computer desks, accent furniture and chairs, office furniture, as well as sales increases to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant. These increases were partially offset by decreased sales of bedroom furniture.

Gross Margin - The Company's gross margin in the third quarter of fiscal 1995 was 17.1% compared to 16.9% in the third quarter of fiscal 1994. This increase in gross margin was primarily the result of selling price increases effective in the fourth quarter of fiscal 1994 and the second quarter of fiscal 1995 and higher margin product sales mix.

     The Company's gross margin in the first nine months of fiscal 1995 was 17.7% compared to 18.4% in the first nine months of fiscal 1994. This decrease in gross margin was primarily the result of higher lumber and related material costs as well as promotional priced sales and lower margin product sales mix.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 1995, S,G&A expense amounted to $2,029,000 or 13.7% of sales compared to $1,946,000 or 13.5% of sales for the third fiscal quarter of 1994.

     For the first nine months of fiscal 1995, S,G&A expense amounted to $6,503,000 or 12.8% of sales compared to $6,104,000 or 13.3% of sales for the first nine months of fiscal 1994. This decrease as a percentage of sales is the result of these expenses increasing at a lower rate than sales increases due to the semi-fixed nature of many S,G&A expenses.

Interest Expense - For the third quarter of fiscal 1995, net interest was $470,000 compared to $331,000 for the third quarter of fiscal 1994. This increase was the result of a higher prime interest rate as well as higher bank debt balances than in the previous year to finance the higher levels of accounts receivable and inventories to support the Company's growth during this period.

     For the first nine months of fiscal 1995, net interest was $1,407,000 compared to $932,000 for the first nine months of fiscal 1994. This increase was the result of a higher prime interest rate as well as higher bank debt balances than in the previous year to finance the higher levels of accounts receivable and inventories to support the Company's rapid growth during this period.

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

Extraordinary Item - During the third quarter of fiscal 1994, the Company called $2,940,000 of its 1989 Economic Development Revenue Bonds for redemption and refinancing into lower interest rate bonds. The actual redemption and refinancing took place on June 15, 1994. The Company wrote off the call premium and unamortized costs on the 1989 bonds totaling approximately $72,000 ($50,000 net of related tax benefits) during the third fiscal quarter. The loss has been reflected as an extraordinary item in the consolidated statements of income for the three and nine months ended May 28, 1994. The new bonds provide an initial interest rate approximately 3% lower than the 1989 issue.

Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. During the first quarter of fiscal 1994, the Company completed a $3.4 million bond offering to fund an expansion project. See Note 5 to the consolidated financial statements
for more information.   The Company's days of sales outstanding of accounts
receivable averaged 52 days for the first nine months of fiscal 1995 compared to 55 days for the first nine months of fiscal 1994. This slight improvement in the collection period is the result of more timely payments by a major customer. The Company's average days of inventory on hand averaged 96 days for the first nine months of fiscal 1995 compared to 93 days for the first nine months of fiscal 1994. This increase is due to the initial build-up of inventory for new imported products as well as temporary increased inventory of certain raw material board products. The Company's order backlog at June 3, 1995 was approximately $13,025,000, a 32% increase from approximately $9,882,000 at the same time last year.

Key elements of the Consolidated Statements of Cash Flows:

                                                             Nine Months
                                                            1995           1994
                                                            ----           ----
Net cash provided by operating activities               $433,000     $1,221,000
Cash used for investing activities                      (458,000)    (4,079,000)
                                                       ---------      ---------
Net cash flows from operating and investing activities   (25,000)    (2,858,000)
Cash provided (used) by financing activities            (181,000)     3,565,000
                                                       ---------      ---------
Net change in cash and cash equivalents                $(206,000)     $ 707,000
                                                       ---------      ---------
                                                       ---------      ---------

     During the first nine months of fiscal 1995, the Company provided cash flows from operating activities of $433,000 compared to cash flows provided of $1,221,000 the previous year primarily due to a decrease in accounts payable. Investing activities required $458,000 during the first nine months of fiscal 1995 primarily for capital expenditures as compared to $4,079,000 the previous year which was primarily for the Huntingburg expansion project. Financing activities used $181,000 during the first nine months of fiscal 1995 in reduction of debt compared to provided $3,565,000 the same nine months of the previous year which was primarily from the Company's $3.4 million Economic Development Revenue Bond.

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


Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

               11.  Calculations of earnings per share.

               27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

               None.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DMI FURNITURE, INC.
                                                (Registrant)


Date:  July 14, 1995                         /s/Joseph G. Hill
                                             ------------------
                                             Joseph G. Hill
                                             Vice President-Finance,
                                             Chief Financial Officer,
                                             Secretary & Treasurer