Form 10-K405
period 1995-09-02
DMI FURNITURE INC
filed 1995-10-20
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 ---------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 2, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      to
                               ----    ----

                          Commission file number 0-4173

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

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                          ----------------------------
                                (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]


                            (Cover page 1 of 2 pages)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,940,573 as of September 2, 1995.


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.


     Class                              Outstanding at September 2, 1995
     -----                              --------------------------------
Common Stock, Par Value $.10 per Share             2,970,026




                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on February 21, 1996 are incorporated by reference into Part III.

Part I.

Item 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

     The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs. The Company completed an expansion of its manufacturing and distribution facilities in Indiana during fiscal 1994 to support its continued growth. See Item 2.


(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company's continuing operations as shown in its Selected Financial Data (See Item 6) for the five years ended September 2, 1995, consist of one industry segment -- the manufacture, import, and sale of furniture.


(c) NARRATIVE DESCRIPTION OF THE BUSINESS.

     The Company manufactures, imports, and sells low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs.

     The Company's furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 5% of the Company's sales in fiscal 1995. Approximately 13% of the Company's sales are accounted for by sale to wholesale distributors. The Company's sales are made principally through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains a showroom for furniture markets in High Point, North Carolina. The Company also attends the annual trade show of the Business Products Industry Association.

     The raw materials which are essential to the manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass. There are a number of sources of supply for wood, board products and fabric. Approximately 62% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by cutting and hauling wood from purchased stands of timber and further processing it in the Company's saw mill and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company's existing sources of supply for any of its raw materials became unable to service the Company, the Company's furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply. Loss of any one or several sources of supply would not have a material adverse effect on the Company as ample alternative sources exist.

     The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:

                                                    Expiration
  Trademark                       Product              Date
  ---------                   ----------------      ----------
  TOP GUARD                   All DMI products         2002
  Carolina Desk Company       All DMI products         2008
  DMI                         All DMI products         2009
  DMI Furniture, Inc.         All DMI products         2009
  Wood Classics
    Furniture Company         Office Furniture        Pending

     It is not common in the furniture industry to obtain a patent for a furniture design. If a particular design of a furniture manufacturer is well accepted in the marketplace, it is common for other manufacturers to imitate the same design without recourse by the furniture manufacturer who initially introduced the design. The Company often engages independent designers to work in conjunction with its own personnel in designing furniture products.

     The Company's sales have historically not been subject to material seasonal fluctuations. However, as the Company's seasonal promotions of imported furniture increase, the sales will be more subject to quarterly fluctuations. See Note 10 to the consolidated financial statements.

     It is the furniture industry's and the Company's practice to grant extended payment terms from time to time to promote sales of products. From time to time, the Company extends payment terms by 30 to 60 days in an attempt to stimulate sales of its products. The frequency of the special payment terms depends upon general business conditions, but generally extended terms are offered only once or twice per year and then only on certain products. These special payment terms have not had, nor are they expected to have in the future, any material impact on the Company's liquidity.

     The Company's four largest customers accounted for approximately 34% of the Company's total sales in fiscal 1995. The Company's largest customer, Sam's Club, represented approximately 13% of the Company's total sales in fiscal 1995. The loss of more than one of these customers at the same time or one of the largest four could have a materially adverse effect on the business of the Company. As of September 2, 1995, one customer accounted for approximately 29% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

     The Company's backlog of orders at September 30, 1995 and September 27, 1994 was $7,898,000 and $13,441,000, respectively. The decrease in the backlog from 1994 is primarily due to soft demand in the bedroom product category and a seasonal program for a major customer shipping earlier in 1995 than 1994. The entire backlog of orders at September 30, 1995 is expected to be filled by December 31, 1995.

     The furniture industry is extremely competitive. The Company competes in the national market for low and medium-priced furniture. Due to the fragmented nature of the furniture manufacturing industry and the unavailability of complete financial reports for all its competitors, the Company is unable to accurately state its rank in the industry. There are, however, a large number of furniture manufacturers with substantially greater sales and greater economic resources than the Company, a number of which are subsidiaries or divisions of large national companies. The principal methods of competition in the furniture industry are design, pricing, sales force, customer service, and manufacturing location.

     The Company believes it is the largest manufacturer of assembled home desks in the United States and is a leading producer of low-priced, "promotional" bedroom furniture and budget priced wood office furniture.

     The Company employs approximately 515 employees, of whom approximately 234 are covered by collective bargaining contracts. Contracts covering 155 employees will expire during Fiscal 1996. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.


Item 2.  PROPERTIES.

     The Company's principal offices are located in 10,336 square feet of leased office space in Louisville, Kentucky.

     The Company owns four operating furniture manufacturing plants located in:
Huntingburg, Indiana (78,910 square feet, and 100,000 square feet); Ferdinand, Indiana (117,823 square feet); and Gettysburg, Pennsylvania (71,924 square feet); a saw mill and a dimension parts plant located in Ferdinand, Indiana; and a fabrication plant in Huntingburg, Indiana (98,000 square feet).

     In addition, the Company leases one warehouse and owns a 235,000 square foot warehouse located in Huntingburg, Indiana. The Company leases one warehouse and owns an 84,554 square foot warehouse located in Gettysburg, Pennsylvania. The Company also leases one warehouse in Ferdinand, Indiana.

     Subsequent to the end of the fiscal 1995, the Company announced its intention to close its Gettysburg, Pennsylvania manufacturing plant in December, 1995 and close its Gettysburg warehouse during 1996. See Note 12 to the financial statements for additional information.

     All of the furniture manufacturing plants presently operated by the Company other than one four years old are over ten years old and in fair condition. The Company considers its operating plants to be adequate for its current operations.

     All of the Company's properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

     The productive capacity and extent of utilization of each of the Company's manufacturing facilities for the fiscal year ended September 2, 1995 are set forth in the table below. "Productive capacity" is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix.

                                           Fiscal 1995
        Facility                      Capacity     Production       %Utilized
        --------                      --------     ----------       ---------
                                       (dollars in thousands)
Ferdinand, Ind. Plant                 $13,154       $11,137             85%
Huntingburg, Ind. 5th St. Plant        19,179        14,956             78%
Gettysburg, Pa. Plant                  14,048        12,219             87%
Huntingburg, Ind. Chestnut
  Street Plant                         18,713        14,902             80%
Huntingburg, Ind. Fabricator            7,926         5,988(1)          76%
Ferdinand, Ind. Sawmill/
  Dimension Plant                       6,568         6,225             95%
                                      -------       -------             ---
                                      $79,588       $65,427             82%
                                      -------       -------             ---
                                      -------       -------             ---

(1)  Eleven months.

Item 3.  LEGAL PROCEEDINGS.

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or other parties in six government investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes, including the action described in the following paragraph. These proceedings are based on allegations that the Company had hazardous waste substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has not determined to what extent, if any, any potential environmental liabilities may be covered by insurance. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is less than $39,000. The Company has recorded a reserve of approximately $150,000 against potential environmental liabilities, including potential liabilities in connection with the site described below. See Note 4 to the consolidated financial statements.

     In 1988 the Company was named out of over one thousand customers at the Keystone Sanitation Company landfill (the "Keystone Site") in Union Township, Pennsylvania, as one of 31 PRPs potentially responsible for remediation of this site. After the Company provided the EPA with information concerning the nature of the substances allegedly contributed by the Company, which the Company believes did not include the principal hazardous substances of concern at the site identified in the remedial investigation, the EPA did not name the Company in an Administrative Order issued on June 28, 1991, requiring twelve other PRPs to undertake remedial action at the Keystone Site. On September 27, 1993, the United States filed a lawsuit in federal court for the Middle District of Pennsylvania against eleven PRPs, who are challenging the EPA's proposal for remedial action at the Keystone Site. On August 11, 1994, the Company was named, along with over 250 PRPs, as a third-party defendant by the original PRP defendants. Based on a court-directed production of information, the Company was assessed a preliminary allocation of liability of approximately 1.35% by a consultant. The EPA estimated the cost of on-site remediation at the Keystone Site to be approximately $10 million, and an environmental consultant hired by the original group of PRPs estimated the cost at between $12 and $16 million. The EPA is also conducting studies to determine whether the site may also require additional remediation for off-site contamination. The Company is participating with other third-party defendants in settlement negotiations and in filing a fourth-party complaint joining 589 additional parties in the litigation. The Company believes it has a reasonable basis upon which to dispute, and has disputed, both the volume of material attributed to it, and the allegation that material contributed by the Company requires any remediation.

     The Company is a defendant in various lawsuits arising in the normal course of business including the environmental matters noted above, and which in management's opinion, are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year which required a vote of security holders.

Part II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a)  Price Range of Common Stock

     The Company's Common Stock is traded in the over-the-counter market and is quoted on NASDAQ under the trading symbol DMIF. The following table sets forth the high and low bid quotations, as reported by NASDAQ for the Company's Common Stock, for each fiscal quarter indicated. The quotations represent prices between dealers, do not include commissions, mark-ups or mark-downs and may not represent actual transactions.

                                High Bid     Low Bid
            Price                 Price       Price
            -----                 -----       -----
     1st Quarter of 1994         $  2.88     $  2.00
     2nd Quarter of 1994         $  3.50     $  2.50
     3rd Quarter of 1994         $  3.75     $  2.00
     4th Quarter of 1994         $  2.25     $  1.88
     1st Quarter of 1995         $  2.06     $  1.50
     2nd Quarter of 1995         $  1.88     $  1.50
     3rd Quarter of 1995         $  1.88     $  1.50
     4th Quarter of 1995         $  1.56     $  1.13


(b)  Approximate Number of Equity Security Holders

     Title of Class- Common Stock, $.10 Par Value

     Approximate Number of Stockholders as of August 31, 1995 - 1,700


(c)  Dividend History

     No dividends have been paid on the Registrant's Common Stock since its issuance on November 11, 1977.

(d)   Dividend Policy

     Payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business and the retirement of its debt. The Company's Series C Preferred Stock agreement restricts payment of cash dividends on the common stock to 10% of the Company's net income for the immediately preceding fiscal year, after deduction of dividends paid in that year on the Series C Preferred Stock. In addition, the Company's present financing agreement with Bank One, Indianapolis, N.A. prohibits the payment of dividends on common stock without the written consent of the bank. See Notes 2 and 5 to the consolidated financial statements.

                                     ITEM 6.

                               DMI FURNITURE, INC.

                            SELECTED FINANCIAL DATA.


                                                                      Year Ended
                                      ----------------------------------------------------------------------------
                                       September 2,     August 27,     August 28,     August 29,     August 31,
                                               1995           1994           1993           1992           1991
                                               ----           ----           ----           ----           ----

                                                     (Amounts in thousands except per share amounts)
Net sales                                   $67,773        $60,932        $50,719        $48,018        $44,813

Net income from continuing operations           804     (3)  1,101          1,627            917            429

Earnings per common share                      $.14           $.19           $.29           $.16           $.07
                                            -------        -------        -------        -------        -------

Total assets                                $38,512        $40,041        $29,443        $26,679        $26,358

Long-term debt and capital
 lease obligations                           21,037         20,352         14,395         13,097         13,228


Notes to selected financial data:

Note 1 - This summary should be read in conjunction with the related financial statements and notes.
Note 2 - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.
Note 3 - Does not include $1,795,000 credit or $.31 for change in accounting principle, and, $(50,000) or $(.01) charge for extraordinary item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     The Company has a $20,300,000 credit agreement with Bank One, Indianapolis, N.A. comprised of a $4,000,000 five-year term loan (balance $2,933,337 as of September 2, 1995) and a maximum revolving master note loan commitment of $16,300,000. On September 2, 1995, the Company had $1,349,000 additional borrowings available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

     Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, preferred stock dividends, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 53 days for fiscal 1995, which is a decrease from the 55 days for fiscal 1994. The Company believes it will be able to generate enough cash in fiscal 1996 from operations to make scheduled payments on its long term debt.

     Key elements of the Consolidated Statement of Cash Flows (in thousands):

                                                             1995        1994         1993
                                                             ----        ----         ----
Net cash provided (used) by operating activities             $207      $(1,002)      $(394)
Cash used in investing activities                            (642)      (4,200)       (677)
                                                             -----      -------       -----
Net cash flows from operating and investing activities       (435)      (5,202)     (1,071)
Cash provided by financing activities                         302        5,362         995
                                                             -----      -------       -----
Net change in cash and cash equivalents                     $(133)        $160        $(76)
                                                             -----      -------       -----
                                                             -----      -------       -----

     During fiscal 1995, the Company provided cash flows from operating activities of $207,000 compared to cash flows used of $(1,002,000) the previous year. This improvement is due primarily to a smaller increase in accounts receivable from improved collections and a decrease in inventory as a result of an inventory reduction plan offset somewhat by decreased accounts payable due to increased payments for imported goods which require earlier payment than for manufacturing costs. Investing activities required $642,000 in fiscal 1995 compared to $4,200,000 the previous year. The fiscal 1995 expenditures were primarily for ongoing plant modernization and in fiscal 1994 expenditures were primarily on its new warehouse/distribution facility and the purchase and equipping of the new fabrication plant. Financing activities in fiscal 1994 provided $5,362,000 in cash primarily from the Company's $3.4 million Economic Development Revenue Bond used for the expansion mentioned above as well as increased use of the revolving line of credit to finance the increased levels of accounts receivable and inventory mentioned above.

     During the third quarter of fiscal 1994, the Company called its 1989 Economic Development Revenue Bond for redemption and refinancing into lower interest rate bonds. This refunding was completed in June, 1994 and resulted in substantial interest savings for the Company since that date.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

     The Company's fiscal 1996 budget for capital expenditures is approximately $352,000. These proposed expenditures are principally to upgrade and modernize the Company's manufacturing facilities. The Company anticipates that its 1996 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures. Inventory turnover was 4.0 in fiscal 1995 and 3.8 in fiscal 1994. This increase was the result of an inventory reduction plan and higher sales of drop shipped goods.

     The Company has been identified by the EPA or other parties as a potentially responsible party ("PRP") in six government investigations and actions relating to waste disposal facilities that may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that hazardous substances from the Company's plants were disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has not determined to what extent, if any, any potential environmental liabilities may be covered by insurance. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites. With respect to these six sites, the total amount paid by the Company to date or subject to possible settlement is less than $39,000. See "Item 3. Legal Proceedings."

     The Company has recorded a reserve of approximately $150,000 as of September 2, 1995 against potential liabilities at all six sites. Management does not believe there is a reasonable likelihood that the potential liabilities the Company may incur in connection with these environmental proceedings will have a material effect on the Company's financial condition or results of operations. See Note 4 of Notes to Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

     Net sales for fiscal 1995 increased by $6,841,000 or 11% over those of fiscal 1994. This increase is primarily unit sales increases as follows: office furniture sales increased by 4%; residential desks and accent furniture sales increased by 53%; and bedroom furniture sales decreased by 9%. Sales of lumber and wood parts to outside trade customers by the Company's Sawmill/Dimension Plant increased 13% over fiscal 1994. The increase in 1995 is the result of the Company's continued growth with multi-market furniture chains, wholesale clubs, distributors, catalogers, and the success of the Company's residential desk and accent furniture import program.

     Net sales for fiscal 1994 increased by $10,213,000 or 20% over those of fiscal 1993. This increase is primarily unit sales increases in all of the Company's furniture product lines. Office furniture sales increased by 23%; residential desks and accent furniture sales increased by 32%; and bedroom furniture sales increased by 13%. The increase in 1994 is the result of the Company's continued growth with multi-market furniture chains, wholesale clubs, distributors, catalogers, and the success of the Company's residential desk and accent furniture import program.

     As a percentage of sales, cost of sales was 82.6% of sales for fiscal 1995. As a percentage of sales, cost of sales was 81.4% of sales for fiscal 1994 and 79.7% for fiscal 1993. The increase in cost of sales as a percentage of sales in fiscal 1995 was the result of higher lumber and other wood material costs partially offset by selling price increases established in the fourth quarter of fiscal 1994 and the second quarter of fiscal 1995, and a lower margin product and customer sales mix. The increase in cost of sales as a percentage of sales in fiscal 1994 was the result of higher lumber and other wood material costs partially offset by selling price increases established in the fourth quarter of fiscal 1994, and a lower margin product and customer sales mix. In particular, a worldwide shortage of wood fiberboard products caused wholesale prices to increase steadily beginning in mid-1993 and continue through early fiscal 1995 when prices began to stabilize. (See Effects Of Inflation below.)

     As a percentage of sales, selling, general and administrative expenses were 12.6% of sales for fiscal 1995, 13.7% of sales for fiscal 1994, and 15.3% of sales for fiscal 1993. The substantial decreases in fiscal 1995 and fiscal 1994 were primarily the result of sales growth materially exceeding the rate at which these expenses are increasing, most of which are of a semi-fixed nature.

     Interest expense increased in fiscal 1995 to $1,913,231 from $1,298,790 in fiscal 1994 due to higher prime interest rate as well as higher average loan balances for working capital to support the growth of the Company. Interest expense increased in fiscal 1994 to $1,298,790 from $1,047,429 in fiscal 1993 due to higher prime interest rate as well as higher loan and bond balances to support the expansion of the Company's facilities and working capital to support the increased growth of the Company.

     Provision For Income Taxes - The Company's effective book tax rate increased from approximately 8% in fiscal 1993 to 37% in fiscal 1994 and to 38% in fiscal 1995. This increase in the effective book tax rate is primarily due to the adoption of SFAS 109 in the first quarter of fiscal 1994. The Company realized a $1,795,000 credit in the first quarter of fiscal 1994 as a result of this change in accounting principle. See Note 8 to the consolidated financial statements for more information.

     Extraordinary Item - During the third quarter of fiscal 1994, the Company called $2,940,000 of its 1989 Economic Development Revenue Bonds for redemption and refinancing into lower interest rate bonds. The actual redemption and refinancing took place on June 15, 1994. The Company wrote off the call premium and unamortized costs on the 1989 bonds totaling approximately $72,000 ($50,000 net of related tax benefits) during the third fiscal quarter. The loss has been reflected as an extraordinary item in the consolidated statements of income for fiscal 1994. The new bonds provided an initial interest rate approximately three hundred basis points lower than the 1989 issue.

     Gain On Disposal Of Property, Plant and Equipment - During fiscal 1993, the Company sold an idle plant in Huntingburg, Indiana that had been used as a chair assembly facility and recorded an approximate $160,000 gain on the sale.

     On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995. The Company also announced that during fiscal 1996 it planned to close its Gettysburg warehouse and distribution facility and consolidate those operations into its Huntingburg, Indiana facilities. The Company believes that it will record a charge of approximately $1 million in its fiscal 1996 first quarter to recognize the costs of this closing.


                              EFFECTS OF INFLATION

     Inflation affects the Company's business principally in the form of cost increases for material and wages. Management has attempted to cover increased costs by increasing sales prices to the extent permitted by competition. During fiscal 1995, 1994, and 1993 there were substantial increases in the prices of lumber and other wood materials and this adversely affected the Company's results in fiscal 1995 and 1994 and to a lesser extent in fiscal 1993. The Company increased its selling prices during this period to partially offset these increased costs. Historically, the Company has not been able to raise sales prices enough so as to offset all increased costs during all past years. The Company believes that its competitors also have not been able to raise their prices so as to offset all increased costs and therefore does not feel that the Company has incurred any material adverse effect on its competitive position. The Company believes that it has been able to minimize the effects of general inflation in the past by improving its manufacturing and purchasing efficiency and increasing its employee productivity. There can be no assurance that inflation will not have a material effect on the Company's business in the future.

     During fiscal 1994 the Company opened a fabrication facility to supply certain high volume materials and components to its plants that had previously been purchased from outside suppliers. This facility has lowered the cost of those materials from prices paid to outside suppliers thus helping to offset some of the inflation it has experienced during recent years.

                               DMI FURNITURE, INC.


                                    FORM 10-K
                        ITEMS 8, 14(a) 1 AND 2 AND 14(d)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:


                                                                 Page
                                                                 ----
Consolidated Financial Statements:
 Report of Independent Public Accountants                        F-1
 Consolidated Balance Sheets as of September 2, 1995 and
  August 27, 1994                                                F-2, F-3
 Consolidated Statements of Income for the years ended
  September 2, 1995, August 27, 1994 and August 28, 1993         F-4
 Consolidated Statements of Stockholders' Equity for
  the years ended September 2, 1995, August 27, 1994
  and August 28, 1993                                            F-5
 Consolidated Statements of Cash Flows for the years
  ended September 2, 1995, August 27, 1994 and
   August 28, 1993                                               F-6, F-7

Notes to Consolidated Financial Statements                       F-8--F-18


The following financial statement schedule of the registrant is included in
Item 14(d):
                                                                 Page
                                                                 ----

II----Valuation and Qualifying Accounts                          S-1



Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To DMI Furniture, Inc.:


We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. (a Delaware corporation) and subsidiary as of September 2, 1995 and August 27, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 2, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of September 2, 1995 and August 27, 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 1995 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective August 29, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index To Financial Statements and Schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP




October 6, 1995
Louisville, Kentucky

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                      as of
                      September 2, 1995 and August 27, 1994


ASSETS                                                      1995            1994
------                                                      ----            ----

      (Note 2)
Current assets:
 Cash                                                     $68,703       $201,772
 Restricted cash for debt payments                        225,707        244,000
 Accounts receivable, less allowance for
  doubtful accounts of $132,000 in 1995
  and $101,000 in 1994                                 10,748,438      9,873,582
 Inventories (Note 9)                                  13,264,543     14,592,217
 Other current assets                                     338,332        300,045
 Current portion of deferred income taxes (Note 8)        925,000      1,310,000
                                                      -----------    -----------

   Total current assets                                25,570,723     26,521,616

Notes receivable                                                0        106,933

Property, plant and equipment, at cost:
 Land                                                     811,936        796,012
 Buildings and improvements                             8,632,172      8,411,733
 Machinery and equipment                               11,475,888     11,166,007
 Leasehold improvements                                   610,006        548,802
 Construction in progress                                  43,667          -
                                                      -----------    -----------

                                                       21,573,669     20,922,554
 Less accumulated depreciation                          9,552,954      8,552,881
                                                      -----------    -----------

  Net property, plant and equipment                    12,020,715     12,369,673

Other assets:
 Intangible pension asset                                 558,095        531,875
 Other                                                    362,466        510,948
                                                      -----------    -----------

   Total other assets                                     920,561      1,042,823
                                                      -----------    -----------

Total assets                                          $38,511,999    $40,041,045
                                                      -----------    -----------
                                                      -----------    -----------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                      as of
                      September 2, 1995 and August 27, 1994
                                   (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                        1995           1994
------------------------------------                        ----           ----
Current liabilities:
 Trade accounts payable                               $3,134,625     $5,393,597
 Accrued liabilities (Note 9)                          1,882,915      2,205,711
 Accrued dividends on preferred stock (Note 5)           389,416        505,000
 Long-term debt due within one year (Note 2)           1,006,755        958,750
                                                     -----------    -----------

  Total current liabilities                            6,413,711      9,063,058

Long-term liabilities:
 Long-term debt (Note 2)                              20,030,649     19,392,903
 Accrued pension costs (Note 7)                          905,332        994,048
 Deferred compensation (Note 7)                          434,203        533,909
 Deferred income tax (Note 8)                             71,000         40,000
                                                     -----------    -----------

  Total long-term liabilities                         21,441,184     20,960,860

Commitments and contingencies (Notes 3 & 4)

Stockholders' equity: (Notes 5 & 6)
 Series C convertible preferred stock, $2 par
  value, 2,020,000 shares authorized and outstanding,  4,040,000      4,040,000
  (liquidation preference of $2 per share
  plus unpaid dividends)
 Common stock, $.10 par value, 9,600,000 shares
  authorized, 2,970,026 shares outstanding
  (2,962,426 in 1994)                                    297,003        296,242
 Additional paid-in capital                           15,106,984     15,006,335
 Retained deficit                                     (8,762,883)    (9,278,944)
 Minimum pension liability                               (24,000)       (46,506)
                                                     -----------    -----------

Total stockholders' equity                            10,657,104     10,017,127
                                                     -----------    -----------

Total liabilities and stockholders' equity           $38,511,999    $40,041,045
                                                     -----------    -----------
                                                     -----------    -----------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                     Years Ended
                                                   --------------------------------------------
                                                     September 2,     August 27,     August 28,
                                                             1995           1994          1993
                                                             ----           ----          ----
Net sales (Note 11)                                   $67,773,444    $60,932,235    $50,719,026

Cost of sales                                          56,013,705     49,615,124     40,412,036
                                                      -----------    -----------    -----------

                                                       11,759,739     11,317,111     10,306,990

Selling, general and
 administrative expenses                                8,571,849      8,330,929      7,784,017

Other income (expense):
 Interest expense                                      (1,913,231)    (1,298,790)    (1,047,429)
 Interest income                                           16,878         18,632         16,111
 Gain on disposal of property,
  plant and equipment                                       2,040         16,922        162,033
 Other                                                     (3,720)        20,411        107,755
                                                      -----------    -----------    -----------

                                                       (1,898,033)    (1,242,825)      (761,530)
                                                      -----------    -----------    -----------
Income before provision for income
 taxes, cumulative effect of a change in
 accounting principle and extraordinary item            1,289,857      1,743,357      1,761,443

Provision for income taxes (Note 8)                      (485,380)      (642,313)      (134,500)
                                                      -----------    -----------    -----------
Income before cumulative effect of a change
 in accounting principle and extraordinary item           804,477      1,101,044      1,626,943

Cumulative effect of a change in
 accounting for income taxes (Note 8)                       -          1,795,000          -
                                                      -----------    -----------    -----------

Income before extraordinary item                          804,477      2,896,044      1,626,943

Extraordinary item--extinguishment of debt
 net of $22,000 tax benefit (Note 2)                        -            (50,000)         -
                                                      -----------    -----------    -----------

Net income                                               $804,477     $2,846,044     $1,626,943
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Income per share before cumulative
 effect of a change in accounting
 principle and extraordinary item                            $.14           $.19          $ .29

Cumulative effect per share of a
 change in accounting for income taxes                          -            .31              -

Extraordinary item                                              -           (.01)             -
                                                      -----------    -----------    -----------

Earnings per common share (Note 1)                          $ .14          $ .49          $ .29
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Three years ended September 2, 1995


                                Series C    Number of
                              Convertible    Series C             Number of    Additional      Retained       Minimum
                                Preferred     Shares     Common  Common Shares   Paid-In       Earnings       Pension
                                    Stock  Outstanding   Stock    Outstanding    Capital       (Deficit)     Liability      Total
                              -----------  -----------   ------- ------------  -----------   -------------   ---------   ----------
BALANCES AT AUGUST 29, 1992    $4,040,000   2,020,000   $292,800   2,928,000   $14,855,040   ($12,943,931)       -       $6,243,909

Net income                          -           -           -          -             -          1,626,943        -        1,626,943
Dividends on preferred stock        -           -           -          -             -           (404,000)       -         (404,000)
Issuance of common stock            -           -            426       4,264         5,970          -            -            6,396
                               ----------   ---------   --------   ---------   -----------    -----------    --------   -----------

BALANCES AT AUGUST 28, 1993    $4,040,000   2,020,000   $293,226   2,932,264   $14,861,010   ($11,720,988)       -       $7,473,248
Net income                          -           -           -          -             -          2,846,044        -        2,846,044
Dividends on preferred stock        -           -           -          -             -           (404,000)       -         (404,000)
Minimum pension liability           -           -           -          -             -              -        ($46,506)      (46,506)
Stock options                       -           -           -          -            95,416          -            -           95,416
Issuance of common stock            -           -          3,016      30,162        49,909          -            -           52,925
                               ----------   ---------   --------   ---------   -----------    -----------    --------   -----------

BALANCES AT AUGUST 27, 1994    $4,040,000   2,020,000   $296,242   2,962,426   $15,006,335    ($9,278,944)   ($46,506)  $10,017,127
Net income                          -           -           -          -             -            804,477        -          804,477
Dividends on preferred stock        -           -           -          -             -           (288,416)       -         (288,416)
Minimum pension liability           -           -           -          -             -              -         $22,506        22,506
Stock options                       -           -           -          -            87,760          -            -           87,760
Issuance of common stock            -           -            761       7,600        12,889          -            -           13,650
                               ----------   ---------   --------   ---------   -----------    -----------    --------   -----------

BALANCES AT September 2, 1995  $4,040,000   2,020,000   $297,003   2,970,026   $15,106,984    ($8,762,883)   ($24,000)  $10,657,104
                               ----------   ---------   --------   ---------   -----------    -----------    --------   -----------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended
                                           ------------------------------------------
                                           September 2,     August 27,     August 28,
                                                   1995           1994          1993
                                                   ----           ----          ----
Cash flows from operating activities:
 Net income                                    $804,477     $2,846,044     $1,626,943
 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
   Depreciation and amortization              1,003,802        812,319        759,418
   Amortization of loan closing costs            43,690         34,399         36,813
   Gain on disposal of property,
    plant and equipment                          (2,040)       (16,922)      (162,033)
   Deferred income tax                          416,000     (1,270,000)         -
   Pension costs                                (66,305)         8,244        (36,283)
   Deferred compensation                        (99,706)       (79,963)       (17,558)
   Changes in assets and liabilities:
    Accounts receivable                        (767,923)    (2,407,439)      (480,072)
    Inventories                               1,327,674     (2,837,556)    (2,079,362)
    Other assets                                 29,672       (152,583)      (251,254)
    Trade accounts payable                   (2,258,972)     2,072,284       (280,521)
    Accrued liabilities                        (223,036)       (10,875)       489,798
                                             ----------     ----------     ----------

   Total adjustments                           (597,144)    (3,848,092)    (2,021,054)
                                             ----------     ----------     ----------
 Net cash provided (used) by
  operating activities                          207,333     (1,002,048)      (394,111)
                                             ----------     ----------     ----------

Cash flows from investing activities:
 Capital expenditures                          (655,304)    (4,233,651)      (892,962)
 Payments received on notes receivable           10,708         16,777         15,394
 Proceeds from the disposal of property,
  plant and equipment                             2,500         17,125        200,777
                                             ----------     ----------     ----------

 Net cash used by investing activities         (642,096)    (4,199,749)      (676,791)
                                             ----------     ----------     ----------


                             See accompanying notes.

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                Years Ended
                                                ------------------------------------------
                                                September 2,     August 27,     August 28,
                                                        1995           1994           1993
                                                        ----           ----           ----
Cash flows from financing activities:
 Net borrowings under line-of-credit
  agreement                                        1,572,000      3,200,000        191,149
 Additions to long-term debt                          72,497      6,360,000      4,000,000
 Payment of bonds from new issue                    (485,000)    (2,940,000)         -
 Payments of long-term debt                         (473,746)      (663,337)    (2,893,010)
 Restricted cash for debt payments                    18,293       (244,000)         -
 Cash dividends on preferred stock                  (404,000)      (404,000)      (303,000)
 Proceeds from stock options exercised                 1,650         52,925          -
                                                  ----------     ----------     ----------

 Net cash provided by financing
  activities                                         301,694      5,361,588        995,139
                                                  ----------     ----------     ----------

Increase (decrease) in cash                         (133,069)       159,791        (75,763)

Cash, beginning of year                              201,772         41,981        117,744
                                                  ----------     ----------     ----------

Cash, end of year                                    $68,703       $201,772        $41,981
                                                  ----------     ----------     ----------

Cash paid for:
 Interest                                         $1,865,102     $1,334,961     $1,043,347
                                                  ----------     ----------     ----------

 Income taxes                                        $76,432       $145,596       $116,290
                                                  ----------     ----------     ----------


                             See accompanying notes.

DMI FURNITURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY - The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry - the Company manufactures and sells low to medium priced furniture, principally to furniture retailers.

     INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market.

     DEPRECIATION - Depreciation is provided on the basis of estimated useful lives of the property, plant and equipment, using the straight-line method.

     INCOME TAXES - Effective August 29, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In accordance with this statement, the Company recognized deferred tax assets reflecting the benefit expected to be realized from the utilization of net operating loss carryforwards ("NOLs"), alternative minimum tax credits carryforwards, and deductible temporary differences. (See Note 8 for additional information). Prior years have not been restated and accordingly reflect the procedures required by Statement of Financial Accounting Standards (SFAS 96), "Accounting for Income Taxes".

     EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding
during the period   (1995- 5,707,832; 1994 - 5,791,235; 1993 - 5,700,660), and
assumes the conversion of the Series C Preferred Stock into common stock.


     CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of the Consolidated Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.



2.  LONG-TERM DEBT

     The Company's notes consist of a $4,000,000 term loan ($2,933,337 as of September 2, 1995), and a maximum master note revolving loan commitment of $16,300,000, the availability of which is based on eligible accounts receivable and inventory. On September 2, 1995 the Company had $1,349,000 additional borrowings available under the formula for calculating its available borrowings.

Long-term debt consists of the following:

                                                       1995                 1994
                                                       ----                 ----
Economic Development Revenue
 Bonds; payable in annual increasing
 maturities ($290,000 in 1996)
 and a final maturity on
 October 1, 2003 of
 $415,000; weekly adjustable coupon
 interest rate (3.8% on 9/2/95) and
 payable monthly.                                 $3,140,000          $3,420,000
Economic Development Revenue
 Bonds; payable in annual increasing
 maturities ($220,000 in 1996)
 and a final maturity on
 June 1, 2004 of $405,000;
 weekly adjustable coupon
 interest rate (3.8% on 9/2/95) and
 payable monthly.                                  2,735,000           2,940,000
Term note payable to bank; due
 in monthly principal installments of
 $33,333 and one final installment
 of $2,133,334 in November, 1997;
 interest at prime plus 1-1/2%.
 (10.50% at September 2, 1995)                     2,933,337           3,333,333
Revolving master note payable to bank;
 interest at prime plus 1%.
 (10% at September 2, 1995)                       12,021,619          10,449,619
Capital leases on equipment; payable
 quarterly through December, 1997;
 interest at various rates.                          207,448             208,701
                                                 -----------         -----------
                                                  21,037,404          20,351,653
   Less portion due within one year                1,006,755             958,750
                                                 -----------         -----------
                                                 $20,030,649         $19,392,903
                                                 -----------         -----------
                                                 -----------         -----------


     Substantially all assets are pledged to collateralize long-term debt.

     The revolving master note payable to bank in the above table is comprised of two promissory notes; $13,500,000 note expires in November, 1996, and $2,800,000 note expires in December, 1995. There are no borrowings outstanding under the $2,800,000 note as of September 2, 1995.

     During fiscal 1994, the Company called $2,940,000 of its 1989 Economic Development Revenue Bonds for redemption and refinancing into lower interest rate bonds and charged to expense the call premium and unamortized costs totaling approximately $72,000 ($50,000 net of related tax benefits). The loss has been reflected as an extraordinary item in the consolidated statements of income. The new bonds provided an initial interest rate approximately 3% lower than the 1989 issue.

     With respect to the Economic Development Revenue Bonds (Bonds), the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When the Bonds are in the variable rate form or at the end of a fixed interest rate period the Bondholders reserve the right to demand payment on the Bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed the lender is committed to providing financing for up to 372 days. The letters of credit expire in 1999 unless earlier extended by the bank. As a result of these bank commitments, the Bonds are classified as long-term debt in the accompanying balance sheet.

     The aggregate maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows:

     1996                            $1,006,755
     1997                            13,032,627
     1998                             2,726,319
     1999                               621,930
     2000                               649,773
     Thereafter                       3,000,000
                                     ----------
                                    $21,037,404
                                     ----------
                                     ----------

     The Company's bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a certain current ratio, fixed charge ratio, tangible net worth, and ratio of total debt to tangible net worth all as defined in the bank financing agreement. The financing agreement further restricts the Company from, among other things, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends (except for dividends on preferred stock); and, acquiring capital assets in excess of a specific amount. The Company failed to comply with the tangible net worth covenant as of September 2, 1995 and the bank has waived its non-compliance remedies and reset the covenant for future periods.

3.  LEASE COMMITMENTS

     The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

    Future minimum lease payments at September 2, 1995 under these leases are as follows:

     1996                               $ 602,730
     1997                                 461,640

     1998                                 353,187
     1999                                 278,568
     2000                                 117,674
                                       ----------
     Total minimum payments            $1,813,799
                                       ----------
                                       ----------

     Rent expense under operating leases charged to operations during fiscal years 1995, 1994 and 1993 was $815,273, $760,794 and $814,182, respectively.

4.  COMMITMENTS AND CONTINGENCIES

     The Company has been identified as a potentially responsible party in six government investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. These proceedings are based on allegations that the Company had hazardous waste substances disposed of at the state permitted facilities in question. These proceedings under Superfund involve many waste generators in addition to the Company and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. As of September 2, 1995 the Company accrued approximately $150,000 for these potential environmental
liabilities.   See Management's Discussion and Analysis of Financial Condition
and Results of Operations beginning on page II-3.

     The Company is a defendant in various lawsuits arising in the normal course of business and which, in management's opinion along with environmental matters listed above will not have a material effect on the Company's financial position or results of operations.

     The Company has entered into individual employment agreements with certain of its officers which expire at various times through December 31, 1995. Certain of these agreements provide for lump sum payments in the event employment is terminated as a result of a change in ownership of the Company.

     The Company had letters of credit outstanding totaling $1,408,000 at September 2, 1995, and $1,764,000 at August 27, 1994. These letters of credit were issued for the purchase of inventory from foreign sources.


5.  CONVERTIBLE PREFERRED STOCK

     Annual dividends on each share of Series C will be the lower of (i) twenty cents or (ii) the Company's net income in excess of $500,000 for the previous fiscal year divided by the number of shares of Series C outstanding on the last day of the previous fiscal year. The liquidation value of the Series C is the sum of $2.00 per share plus any unpaid dividends on such share. The Company is not required to redeem the Series C. If it is redeemed, however, the redemption price is $3.00 per share. The Company has the right to negotiate a redemption price other than the prices stated above with willing Series C stockholders. For any future conversion of the Series C into the Company's common stock, the purchase price to be paid for the common stock is fixed at $1.63 per share of common stock for approximately 87% of the outstanding Series C, and $1.00 per share of common stock for the remaining shares.

     Holders of Series C will have the right, upon request by holders of ten percent of the Series C, to elect a majority of the Board of Directors upon the accumulation of dividends in arrears of at least $269,500 or if the Company fails to earn annual net income of at least $769,500, or the occurrence of an event of noncompliance. A majority of the Series C stockholders must be present at the special meeting to constitute a quorum.

     The Company's Certificate of Incorporation restricts payment of cash dividends on the common stock to 10% of the Company's net income for the immediately preceding fiscal year, after deduction of dividends paid in that year on the Series C preferred stock.

    In liquidation, the Series C shares are entitled to receive their liquidation value before a distribution to common stockholders.

6.  STOCK OPTIONS

     Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders February, 1989. In February, 1994 the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended September 2, 1995 follows:

                                                           Option Price
                                                           ------------
                                 Shares          Per Share              Total
                                --------        -----------            -------
  Options outstanding
   at August 29, 1992            247,125         $1.13-$8.75           $628,411
  Granted in 1993                262,560        1.375-$2.625            472,270
  Expired and
   canceled in 1993             (242,125)        $1.13-$8.75           (620,286)
  Granted in 1994                170,377               $1.69            287,937
  Exercised in 1994              (17,162)       $.375-$2.625           ( 24,550)
  Granted in 1995                186,724              $1.405            262,347
  Exercised in 1995               (1,200)             $1.375             (1,650)
                                 -------                             ----------
  Options outstanding
   at September 2, 1995          606,299       $1.375-$2.625         $1,004,479
                                 -------                             ----------
                                 -------                             ----------
  Options exercisable
   at August 29, 1992            233,925         $1.13-$8.75           $605,657
  Became exercisable
   in 1993                       175,210       $1.375-$1.625            241,327
  Expired and
   canceled in 1993             (230,575)        $1.13-$8.75           (600,214)
  Became exercisable
   in 1994                        29,370              $2.625             77,096
  Exercised in 1994              (17,162)      $1.375-$2.625            (24,550)
  Became exercisable
   in 1995                        30,260              $2.625             79,433
  Exercised in 1995               (1,200)             $1.375             (1,650)
                                 -------                             ----------
  Options exercisable
   at September 2, 1995          219,828       $1.375-$2.625           $377,099
                                 -------                             ----------
                                 -------                             ----------


     In addition to the above, the Company has granted non-qualified options for 180,000 shares of common stock for $1.38 to $2.50 per share to certain employees/directors which have a total option price of approximately $390,000.00. The options are immediately exercisable for up to ten years after the date of grant.

     The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended September 2, 1995 follows:

                                                           Option Price
                                                           ------------
                                 Shares          Per Share              Total
                                --------        -----------            -------
  Options outstanding at
   August 29, 1992                88,000        $1.19-$2.625           $185,385
  Options granted in 1993          4,000              $2.875             11,500
  Options granted in 1994          4,000               $3.50             14,000
  Exercised in 1994              (13,000)       $1.50-$2.625            (28,375)
  Granted in 1995                  4,000              $1.625              6,500
                                 -------                             ----------
  Options outstanding at
   September 2, 1995              87,000         $1.19-$3.50           $189,010
                                 -------                             ----------
                                 -------                             ----------
  Options exercisable
   at August 29, 1992             82,000        $1.19-$2.625           $177,505
  Became exercisable
   in 1993                         4,000        $1.19-$1.375              5,130
  Became exercisable
   in 1994                         4,000       $1.375-$2.875              8,500
  Exercised in 1994              (13,000)       $1.50-$2.625            (28,375)
  Became exercisable in 1995       4,000        $2.875-$3.50             12,750
                                 -------                             ----------
  Options exercisable
   at September 2, 1995           81,000         $1.19-$3.50           $175,510
                                 -------                             ----------
                                 -------                             ----------


7.  PENSION PLANS

     The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $180,000 in fiscal 1995, $170,000 in fiscal 1994, and $150,000 in fiscal 1993.
Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company's policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under ERISA.

     Net pension costs for the defined benefit plan in fiscal 1995, fiscal 1994 and fiscal 1993 was computed as follows:

                                       1995           1994           1993
                                       ----           ----           ----
  Service cost-benefits
   earned                             $71,090        $67,106       $ 58,388
  Interest cost on projected
   benefit obligation                 180,937        170,178        151,506
  Actual return on plan assets       (105,366)       (31,487)       (87,195)
  Amortization of transition
   obligation                          13,686         13,686         13,686
  Amortization of unrecognized
   prior service cost                  19,327         16,505          9,842
  Net deferred asset gain(loss)             0        (65,601)         3,891
                                     --------       --------       --------
   Net pension expense               $179,674       $170,387       $150,118
                                     --------       --------       --------
                                     --------       --------       --------

    The funded status of the defined benefit plan at September 2, 1995 and August 27, 1994 is shown below:

  Actuarial present value of
   accumulated plan benefits:
                                                1995               1994
                                                ----               ----
  Vested                                    $(2,323,918)        $(2,160,052)
  Non-vested                                    (58,710)            (77,648)
                                            -----------         -----------
  Accumulated benefit
   obligation                                (2,382,628)         (2,237,700)
  Effect of projection of
   future compensation levels                         0                   0
                                            -----------         -----------
  Projected benefit obligation               (2,382,628)         (2,237,700)
  Plan assets at fair market
   value                                      1,477,296           1,243,652
                                            -----------         -----------
  Projected benefit obligation
   in excess of plan assets                    (905,332)           (994,048)
  Unrecognized transition
   liability                                    205,285             218,971
  Unrecognized net (gain)/loss                   37,976              73,819
  Unrecognized prior service cost               352,834             312,904
  Adjustment required to
   recognize minimum liability                 (596,095)           (605,694)
                                            -----------         -----------

  Accrued pension liability                   $(905,332)          $(994,048)
                                            -----------         -----------
                                            -----------         -----------

     The projected benefit obligation for service rendered was determined using an assumed discount rate of 8.25% and an assumed rate of return on plan assets of 8.25%. The assets of the plan are invested in equity and fixed income securities.

     The Company has a defined contribution 401(k) type retirement plan which covers substantially all salaried employees. Costs charged to operations in fiscal 1995, fiscal 1994 and fiscal 1993 were $65,400, $63,700 and $62,100, respectively.

     The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989. The present value of future payments under the plan accrued at September 2, 1995 and August 27, 1994 is $434,203 and $533,909, respectively. Plan costs charged to operations were approximately $27,000 in fiscal 1995, $37,000 in fiscal 1994, and approximately $66,000 in fiscal 1993.


8. INCOME TAXES

     In adopting SFAS No. 109, as of August 29, 1993, the Company recorded approximately $1,931,000 of deferred tax assets and $136,000 of deferred tax liabilities, resulting in a net deferred tax asset of $1,795,000. Such amount has been reflected in the Consolidated Statements of Income as the cumulative effect of an accounting change.

     The tax effect of each temporary timing difference and carryforward that gives rise to significant deferred tax assets and deferred tax liabilities as of September 2, 1995 and August 27, 1994 are as follows (in thousands):

                                                             1995        1994
                                                             ----        ----
Net operating loss carryforwards                             $143        $351
Alternative minimum tax credit carryforward                   187         180
Accumulated tax depreciation of property and equipment
  in excess of accumulated book depreciation and other
  related items                                              (359)       (221)
Various accruals and reserves                                 716         774
Inventory                                                     142         158
Other                                                          25          28
                                                           ------      ------
Net deferred tax asset                                       $854      $1,270
                                                           ------      ------
                                                           ------      ------

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance pursuant to SFAS 109 was required as of September 2, 1995 and August 27, 1994.


     Income tax expense consisted of the following (in thousands):

                             Twelve Months Ended

                       Sept. 2,    Aug. 27,       Aug. 28,
                         1995        1994           1993
                         ----        ----           ----
Currently payable        $55          $68           $135


Deferred                 430          574              -
                        ----         ----           ----
Total                   $485         $642           $135
                        ----         ----           ----
                        ----         ----           ----


     The deferred tax provision for the twelve months ended September 2, 1995 and August 27, 1994 consisted of the following (in thousands):

                                                       1995      1994
                                                       ----      ----
Utilization of net operating loss carryforwards        $209      $441

Excess tax over book depreciation                       138        85

Other                                                    83        48
                                                       ----      ----
                                                       $430      $574
                                                       ----      ----
                                                       ----      ----

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                            Twelve Months Ended
                                     Sep.2,     Aug. 27,     Aug. 28,
                                     1995         1994         1993
                                     -----        -----       -----
Tax at 34% statutory
  rate                                $438         $593        $599
State income taxes,
net of federal
  benefit                               47           49          95
Tax benefit of net
    operating loss
    carryforwards
    limited to 90%
    of alternative
    minimum taxable
    income                               -            -        (559)
                                     -----        -----       -----
Income Taxes                          $485         $642        $135
                                     -----        -----       -----
                                     -----        -----       -----

     The increase in the effective tax rate in fiscal 1995 and 1994 as compared to fiscal 1993 is primarily due to the adoption of SFAS 109.


     At September 2, 1995, the Company had the following NOLs available for income tax purposes (in thousands):

                                   Expiration
                                    Date            Amount
                                   ----------       ------
                                    2002             $289

                                    2004               10
                                    2006              120
                                                      ---

                                                     $419
                                                     ----
                                                     ----

     The Company has alternative minimum tax credit carryforwards at September 2, 1995 of approximately $180,000 which have an unlimited carryforward period.



9.  OTHER INFORMATION

Inventories - Inventories are summarized below:

                                      1995                 1994
                                  -----------           ---------
     Finished product              $7,115,000          $7,846,000
     Work in process                  785,000             950,000
     Raw material                   5,365,000           5,796,000
                                  -----------           ---------
                                  $13,265,000         $14,592,000
                                  -----------         -----------
                                  -----------         -----------

    Accrued liabilities - Accrued liabilities are summarized below:

                                      1995                1994
                                      ----                ----
     Property, payroll and
      other taxes                   $457,936             $440,358
     Payroll, bonuses and
      commissions                    958,265            1,240,565
     Accrued rent                          -               50,846
     Interest                        128,886               97,635
     Other                           337,828              376,307
                                  ----------           ----------
                                  $1,882,915           $2,205,711
                                  ----------           ----------
                                  ----------           ----------

10.  QUARTERLY FINANCIAL DATA

     Quarterly financial data (unaudited - in thousands of dollars except per share amounts)



Fiscal 1995
-----------
                                       First         Second          Third         Fourth
                                      Quarter        Quarter        Quarter        Quarter          Year
                                      -------        -------        -------        -------        -------
    Net sales                         $18,723        $17,451        $14,775        $16,824        $67,773
    Gross profit                        3,566          2,942          2,529          2,723         11,760

    Net income                            538            153             19             94            804

    Income per common
     share (1)                           $.09           $.03              -           $.02           $.14


Fiscal 1994
-----------
                                       First         Second          Third         Fourth
                                      Quarter        Quarter        Quarter        Quarter          Year
                                      -------        -------        -------        -------        -------
    Net sales                         $16,603        $14,576        $14,398        $15,355        $60,932
    Gross profit                        3,385          2,556          2,429          2,947         11,317
    Income before  cumulative
     effect of a change in
     accounting principle
     and extraordinary item               580            166            106            249          1,101
    Net income(2)                       2,375            166             56            249          2,846

    Income per common
     share (1)(3)                        $.10           $.03           $.02           $.04           $.19

(1) Income per common share was calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. (See Note 1).


(2) Includes $1,795,000 credit in first quarter for change in accounting principle (See Note 8), and $50,000 charge in third quarter for an extraordinary item (See Note 2).

(3) Does not include $.31 credit in first quarter for change in accounting principle (See Note 8), and $(.01) charge in third quarter for extraordinary item (See Note 2).


11. MAJOR CUSTOMERS

     Four customers accounted for 34% of sales for the year ended September 2, 1995, one of which accounted for approximately 13% of sales. During fiscal 1994, five customers accounted for 31% of sales one of which accounted for approximately 12% of sales. The loss of more than one of these customers at the same time or one of the largest four could have a materially adverse effect on the business of the Company. As of September 2, 1995, one customer accounted for approximately 29% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, department stores, and independent distributors, as well as numerous smaller retailers.


12.  SUBSEQUENT EVENT

     On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. The Company estimates that a pre-tax charge of approximately $1 million will be recognized in its fiscal 1996 first quarter related to this closing. The company anticipates that the charge will include book provisions of approximately $725,000 for asset impairment and $145,000 for future pension costs, and $125,000 for severance pay.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


         None.

Part III.


Items 10, 11, 12 and 13.

     The information called for by this part (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than December 27, 1995.

Part IV.

Item 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K.


               The financial statements required by Sections 14(a) 1 and 2 and 14(d) are included under Item 8.


               The exhibits required by Item 14(a) 3 are listed on the index to Exhibits.




               Schedules required by Item 14(d) follow the signature pages.


Item 14(b).    REPORTS ON FORM 8-K


               No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.



                                  OTHER MATTERS

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the forgoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or a controlling person of the registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling persons in connection with the securities being registered, the registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


DATED:  October 20, 1995                DMI FURNITURE, INC.




                                        By:/S/Donald D. Dreher
                                           --------------------------------
                                        President, Chairman of the Board and
                                        Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





                             Vice President, Finance,
                             Chief Financial Officer
                             and Principal Accounting
/S/Joseph G. Hill            Officer and Director         October 20, 1995
--------------------------
Joseph G. Hill


/S/Thomas M. Levine          Director                     October 20, 1995
--------------------------
Thomas M. Levine


/S/Alexander N. Rubin, Jr.   Director                     October 20, 1995
--------------------------
Alexander N. Rubin, Jr.


/S/William L. Schubert       Director                     October 20, 1995
--------------------------
William L. Schubert


                             President, Chief
                             Executive Officer, Chairman
/S/Donald D. Dreher          of the Board and Director    October 20, 1995
--------------------------
Donald D. Dreher

                               DMI FURNITURE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions
                                             Balance at         Charged                       Balance
                                              Beginning        to Costs                        at End
           Description                        of period    and Expenses     Deductions(A)   of Period
           -----------                        ---------    ------------     -------------   ---------
Allowance for Doubtful Accounts:

Year ended August 28, 1993                     $126,212        $78,004        $62,807       $141,409
                                               --------       --------       --------       --------
Year ended August 27, 1994                     $141,409        $24,409        $64,649       $101,169
                                               --------       --------       --------       --------
Year ended September 2, 1995                   $101,169       $237,004       $205,996       $132,177
                                               --------       --------       --------       --------

    (A)Charge-offs net of recoveries.


Item 14(a)3.   EXHIBITS


                                                                      10-K
                  No.                                                Page No.
               ---------                                             --------
***            (3)(a)    Restated Certificate of Incorporation
*                 (b)    Bylaws
***            (4)(a)    Restated Certificate of Incorporation
*                 (b)    Bylaws
*******       (10)(a)    1988 Stock Option Plan for Employees
*********         (b)    Nonemployee Director Stock Option
                         Program
**********        (c)    Form of Indemnification Agreement
**********        (d)    Amendment of Employment Agreement and
                         Officer Severance Agreement dated as of
                         May 19, 1988 between Joseph G. Hill and
                         DMI Furniture, Inc.
*                 (e)    First Amendment To Amended And Restated Credit
                         Agreement between Bank One, Indianapolis, N.A.
                         and DMI Furniture, Inc. dated October, 1994.
*****             (f)    Employment Agreement dated as of September 1,
                         1991 with James W. McCallister
******            (g)    Credit Agreement with Bank One, Indianapolis, N.A.
                         dated December 4, 1993.
**********        (h)    Amendment of Employment Agreement and Officer
                         Severance Agreement dated as of May 19, 1988
                         between Donald D. Dreher and DMI Furniture, Inc.
********          (i)    Amended and Restated Credit Agreement between Bank
                         One, Indianapolis, National Association, and DMI
                         Furniture, Inc. dated June 9, 1994.
********          (l)    Loan Agreement between City of Huntingburg, Indiana
                         and DMI Furniture, Inc. dated June 1, 1994.
*********         (j)    1993 Long Term Incentive Stock Plan for Employees
*********         (k)    Stock Compensation and Deferral Plan for Outside
                         Directors.
*********         (l)    Loan  Agreement between City of Huntingburg, Indiana
                         and DMI Furniture, Inc. dated as of October 1, 1993.
*********         (m)    First Amendment To Employment Agreement Between James
                         McCallister and DMI Furniture, Inc. dates as of
                         September 1, 1993.
                  (n)    Second Amendment To Amended And Restated Credit  E1-E5
                         Agreement between Bank One, Indianapolis, N.A.
                         and DMI Furniture, Inc. dated January, 1995.
                  (o)    Third Amendment To Amended And Restated Credit   E6-E8
                         Agreement between Bank One, Indianapolis, N.A.
                         and DMI Furniture, Inc. dated March, 1995.

                  (p) Fourth Amendment To Amended And Restated Credit E9-E10 Agreement between Bank One, Indianapolis, N.A.
                         and DMI Furniture, Inc. dated September, 1995.

               (11)      Statement re:  Computations of earnings
                         per share                                        E-11

               (21)      List of subsidiaries                             E-12

               (23)      Consent of Arthur Andersen LLP to incorporation  E-13
                         of audit report into S-8 registration.
-------------------------------------------------------------------------------
*              Incorporated by reference to annual report on Form 10-K
               for the fiscal year ended August 27, 1994
***            Incorporated by reference to annual report on Form 10-Q
               for the fiscal quarter ended March 4, 1995
****           Incorporated by reference to annual report on Form 10-K
               for the fiscal year ended August 31, 1991
*****          Incorporated by reference to annual report on Form 10-K
               for the fiscal year ended August 29, 1992
******         Incorporated by reference to Exhibit 10 to report on Form 10-Q for the second quarter of fiscal year ended August 28, 1993.
*******        Incorporated by reference to Registration Number 33-64188
********       Incorporated by reference to Form 10-Q for the fiscal quarter ended May 28, 1994.
*********      Incorporated by reference to Form 10-Q for the fiscal quarter ended February 26, 1994.
**********     Incorporated by reference to Form 10-K for
               the fiscal year ended August 28, 1993.