Form 10-Q
period 1995-12-02
DMI FURNITURE INC
filed 1996-01-16
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of The Securities
                              Exchange Act of 1934


                  For the fiscal quarter ended December 2, 1995
                  ---------------------------------------------


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

Class - Common Stock, Par Value $.10 per Share
-----

Outstanding at December 2, 1995 - 2,991,358
-------------------------------

DISCUSSION DRAFT 1/2/96

INDEX


Part I. Financial Information                                              Page

     Consolidated Balance Sheets - December 2, 1995
     and September 2, 1995                                                 3, 4

     Consolidated Statements of Operations - Three Months
     Ended December 2, 1995 and November 26, 1994                             5

     Consolidated Statements of Cash Flows - Three
     Months Ended December 2, 1995 and
     November 26, 1994                                                     6, 7

     Notes to Consolidated Financial Statements                            8-10

     Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations                                                        11-13


Part II. Other Information                                                    14

Index to Exhibits

     11.  Calculations of Earnings Per Share                                 15

     27.  Financial Data Schedule                                            16

DISCUSSION DRAFT 1/2/96

                         PART I.  FINANCIAL INFORMATION

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                                     Unaudited
                                                       -------
              ASSETS                                   Dec. 2,      Sep. 2
              ------                                      1995        1995
                                                       -------      ------
Current assets:
 Cash                                                     $252         $69
 Restricted cash for debt payments                           2         226
 Accounts receivable - net                               9,392      10,748
 Inventories (Note 4)                                   11,536      13,265
 Other current assets                                      434         338
 Current portion of deferred income taxes (Note 2)       1,035         925
                                                        ------      ------
  Total current assets                                  22,651      25,571

Property, plant and equipment - at cost                 21,628      21,574
 Less accumulated depreciation                           9,816       9,553
                                                        ------      ------
  Net property, plant and equipment                     11,812      12,021

Other assets:
 Intangible pension asset                                  558         558
 Other                                                     348         362
                                                        ------      ------
                                                           906         920
                                                        ------      ------

                                                       $35,369     $38,512
                                                       -------     -------
                                                       -------     -------

                             See accompanying notes.

DISCUSSION DRAFT 1/2/96

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)

                                                     Unaudited
                                                     ----------
                                                       Dec. 2,      Sep. 2
LIABILITIES AND STOCKHOLDERS' EQUITY                      1995        1995
------------------------------------                   -------      ------
Current liabilities:
 Trade accounts payable                                 $3,667      $3,135
 Accrued liabilities (Note 7)                            3,088       1,883
 Accrued dividends on preferred
  stock (Note 6)                                           212         389
 Long-term debt due within one year                      1,026       1,007
                                                        ------      ------
  Total current liabilities                              7,993       6,414

Long-term liabilities:
 Long-term debt                                         15,493      20,031
 Accrued pension costs                                     896         905
 Deferred compensation                                     419         434
 Deferred income taxes (Note 2)                             71          71
                                                        ------      ------
                                                        16,879      21,441

Stockholders' equity:
 Series C convertible preferred stock,
  $2 par value, 2,020,000 authorized
  and outstanding                                        4,040       4,040
 Common stock                                              299         297
 Additional paid-in capital                             15,129      15,107
 Retained deficit                                       (8,947)     (8,763)
 Minimum pension liability                                 (24)        (24)
                                                        ------      ------
  Total stockholders' equity                            10,497      10,657
                                                        ------      ------

                                                       $35,369     $38,512
                                                       -------     -------
                                                       -------     -------

                             See accompanying notes.

DISCUSSION DRAFT 1/2/96

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                    Dec. 2,    Nov. 26,
                                                       1995        1994
                                                     ------      ------
Net sales                                           $17,729     $18,723

Cost of sales                                        14,506      15,157
                                                     -----       ------
Gross profit                                          3,223       3,566

Selling, general and
 administrative expenses                              2,073       2,262

Plant closing reserve (Note 7)                          995           -
                                                     ------      ------
Operating profit                                        155       1,304

Interest expense (net)                                 (420)       (468)
                                                     ------      ------
Income (loss) before provision for income taxes        (265)        836

Benefit (provision) for income taxes (Note 2)            81        (298)
                                                     ------      ------
Net income (loss) (Note 7)                            ($184)       $538
                                                     ------      ------
                                                     ------      ------


Earnings (loss) per common share (Notes 3 and 7)      $(.06)       $.09
                                                     ------      ------
                                                     ------      ------

                             See accompanying notes.

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                     Dec. 2,   Nov. 26,
                                                        1995       1994
                                                     --------  --------
Cash flows from operating activities:
 Net Income (Note 7)                                  ($184)       $538
 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
   Depreciation and amortization                        263         252
   Deferred income taxes (Note 2)                      (110)        274
   Pension costs                                         (9)        (15)
   Deferred compensation                                (15)        (15)
   Changes in assets and liabilities:
    Accounts receivable                               1,356      (2,160)
    Inventories                                       1,729        (317)
    Other assets                                        (58)        (47)
    Trade accounts payable                              532         704
    Accrued liabilities (Note 7)                      1,205         238
                                                    -------     -------
    Total adjustments                                 4,893      (1,086)
                                                    -------     -------
    Net cash provided (used) by
     operating activities                             4,709        (548)
                                                    -------     -------
Cash flows provided (used) by
investing activities:
 Capital expenditures                                   (54)       (153)
 Payments received on notes receivable                    -           4
                                                    -------     -------
  Cash used by investing
   activities                                           (54)       (149)
                                                    -------     -------


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                             (Amounts in thousands)
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                     Dec. 2,   Nov. 26,
                                                        1995       1994
                                                     --------  --------
Cash flows provided (used) by
 financing activities:
  Net borrowings (payments) under
   line-of-credit agreement                         ($4,100)      1,150
  Payments on long term debt                           (419)       (398)
  Cash dividends on preferred stock                    (177)       (101)
  Proceeds from stock options exercised                   -           2
                                                    -------     -------
   Cash provided (used) by
   financing activities                              (4,696)        653
                                                    -------     -------

Decrease in cash                                        (41)        (44)

Cash- beginning of period                               295         446
                                                    -------     -------
Cash- end of period                                    $254        $402
                                                    -------     -------
                                                    -------     -------


Cash paid for:
 Interest                                              $461        $429
                                                    -------     -------
                                                    -------     -------

 Income taxes                                            $0         $20
                                                    -------     -------
                                                    -------     -------

                             See accompanying notes

DISCUSSION DRAFT 1/2/96

                               DMI FURNITURE, INC.


       Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at December 2, 1995 and for the three months ended December 2, 1995 and November 26, 1994 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1996 fiscal year.

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

     Income tax expense consisted of the following (in thousands):

            Three Months Ended
              Dec. 2,  Nov. 26,
               1995      1994
               ----      ----
Current         $29       $24

Deferred       (110)      274
               ----      ----
Total          $(81)     $298
               ----      ----
               ----      ----

DISCUSSION DRAFT 1/2/96


     The deferred tax provision relates mainly to the utilization of the Company's NOLs.

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                         Three Months Ended
                         Dec. 2,   Nov. 26,
                          1995       1994
                          ----       ----
Tax at 34% statutory
       rate               $(90)      $284

State income taxes           9         14
                             -        ---
Income Taxes              $(81)      $298
                          ----       ----
                          ----       ----

(3) EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock. For the first quarter of fiscal 1996, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share.


(4) INVENTORIES

     Inventories were comprised of the following at December 2, 1995 and November 26, 1994:

                         December 2, 1995         September 2,1995
 Finished Products             $6,288,000               $7,115,000
 Work in Process                  785,000                  785,000
 Raw Materials                  4,463,000                5,365,000
                                ---------                ---------
                              $11,536,000              $13,265,000
                              -----------              -----------
                              -----------              -----------


(5) OTHER MATTERS

     The Company has been identified as a potentially responsible party in six government investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. These proceedings are based on allegations that the Company had hazardous waste substances disposed of at the state permitted facilities in question. These

DISCUSSION DRAFT 1/2/96

proceedings under Superfund involve many waste generators in addition to the Company and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. As of December 2, 1995 the Company accrued approximately $148,000 for these potential environmental liabilities.

(6) DIVIDENDS

     The dividends on Series C Preferred Stock accrued in a fiscal year are not payable until the following fiscal year.

(7)  PLANT CLOSING

     On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge includes book provisions of approximately $725,000 for asset impairment and $145,000 for future pension costs, and $125,000 for severance pay.

     In the absence of this special book charge; Operating Profit would have been $1,150,000 compared to $1,304,000 for the first quarter of fiscal 1995; Net Income would have been $460,000 for the first quarter of fiscal 1996 compared to $538,000 for the first quarter of fiscal 1995; and Earnings Per Common Share would have been $.08 for the first quarter of fiscal 1996 compared to $.09 for the first quarter of fiscal 1995.

DISCUSSION DRAFT 1/2/96

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the first quarter of fiscal 1996 decreased $994,000 or 5% from the first quarter of fiscal 1995. This decrease was the result of decreased sales of bedroom furniture in a weak furniture retail environment partially offset by increased sales of residential desks, computer desks, home office furniture, and chairs, as well as increased sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant.

Gross Margin - The Company's gross margin in the first quarter of fiscal 1996 was 18.2% compared to 19.0% in the first quarter of fiscal 1995, and compared to 16.2%, 17.1%, and 16.9% in the fourth, third, and second quarters respectively of fiscal 1995. This decrease in gross margin from the first quarter of fiscal 1995 was primarily the result of decreased profit at the Gettysburg facility as it proceeded towards its closing. (See Note 7.)

Selling, General and Administrative (S,G&A) Expense - For the first quarter of fiscal 1996, S,G&A expense amounted to $2,073,000 or 11.7% of sales compared to $2,262,000 or 12.1% of sales for the first quarter of fiscal 1995. This decrease was the result of lower commission and design royalty expense, as well as general administrative expenses.

Interest Expense - For the first quarter of fiscal 1996, net interest was $420,000 compared to $468,000 for the first quarter of fiscal 1995. This decrease was primarily the result of lower bank debt balances than in the previous year as a result of cash flow from the inventory reduction program and improved accounts receivable collection cycle.

     On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge includes book provisions of approximately $725,000 for asset impairment and $145,000 for future pension costs, and $125,000 for severance pay.

     In the absence of this special book charge; Operating Profit would have been $1,150,000 compared to $1,304,000 for the first quarter of fiscal 1995; Net Income would have been $460,000 for the first quarter of fiscal 1996 compared to $538,000 for the first quarter of fiscal 1995; and Earnings Per Common Share would have been $.08 for the first quarter of fiscal 1996 compared to $.09 for the first quarter of fiscal 1995.

Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds.

The Company's days of sales outstanding of accounts receivable averaged 48 days for the first quarter of fiscal 1996 compared to 55 days for the first quarter of fiscal 1995. This improvement in the collection period is primarily the result of increased business with and more timely payments by a major customer. The Company's average days of inventory on hand averaged 72 days for the first quarter of fiscal 1996 compared to 91 days for the first quarter of fiscal 1995. This decrease is due to the success of the inventory reduction program initiated in the fourth quarter of fiscal 1995. The Company's order backlog at December 2, 1995 was approximately $6,816,000, a 9% decrease from approximately $7,470,000 at the same time last year.

Key elements of the Consolidated Statements of Cash Flows:
                                                       Three Months
                                                      1996          1995
                                                      ----          ----
Net cash provided (used) by operating activities  $4,709,000     $(548,000)
Cash used for investing activities                   (54,000)     (149,000)
                                                  -----------    ----------
Net cash flows from operating and investing
 activities                                        4,655,000      (697,000)
Cash provided (used) by financing activities      (4,696,000)      653,000
                                                  -----------    ----------
Net change in cash and cash equivalents             $(41,000)     $(44,000)
                                                  -----------    ----------
                                                  -----------    ----------

     During the first quarter of fiscal 1996 , the Company provided cash flows from operating activities of $4,709,000 compared to cash flows used of $548,000 the previous year primarily due to the success of the Company's inventory reduction program and improved accounts receivable collection cycle. Investing activities required $54,000 during the first quarter of fiscal 1996 and $149,000 during the first quarter of fiscal 1995 primarily for capital expenditures. Financing activities used $4,696,000 during the first quarter of fiscal 1996 primarily in reduction of debt compared to provided $653,000 the same quarter previous year which were primarily borrowings under the Company's line-of-credit agreement to finance inventories and accounts receivable.

The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or other parties in six government investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous waste substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has not determined to what extent, if any, any potential environmental liabilities may be covered by insurance. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is less than $39,000. The Company has recorded a reserve of approximately $148,000 against potential environmental liabilities. For further information regarding the Company's involvement in environmental proceedings, see Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1995.

DISCUSSION DRAFT 1\2\96

The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

DISCUSSION DRAFT 1/2/96

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in six environmental proceedings at this time. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of other parties with substantial financial resources in the proceedings, the Company does not believe there is a reasonable likelihood that the potential liabilities the Company may incur in connection with these proceedings will have a material adverse effect on the Company's future financial condition or results of operations. For further information regarding the Company's involvement in environmental proceedings, see Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1995.

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

                                             DMI FURNITURE, INC.
                                             (Registrant)



Date:  January 16, 1996                      /s/Joseph G. Hill
                                             -----------------
                                             Joseph G. Hill
                                             Vice President-Finance,
                                             Chief Financial Officer,
                                             Secretary & Treasurer