Form 10-Q/A
period 1995-12-02
DMI FURNITURE INC
filed 1996-04-09
CIK 225261

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549





                                     FORM 10-Q/A






                 Quarterly Report Under Section 13 or 15 (d) of The
                                     Securities

                                Exchange Act of 1934



                    FOR THE FISCAL QUARTER ENDED DECEMBER 2, 1995



                            COMMISSION FILE NUMBER 0-4173



                                 DMI FURNITURE, INC.
                (Exact name of registrant as specified in its charter)



                           DELAWARE             41-0678467
              (State of incorporation)   (IRS employer ID number)


            ONE OXMOOR PLACE, 101 BULLITT LANE, LOUISVILLE, KENTUCKY 40222
                       (Address of principal executive offices)



            Registrant's telephone number with area code:  (502) 426-4351



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__        No _____



Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.

CLASS - Common Stock, Par Value $.10 per Share

OUTSTANDING AT DECEMBER 2, 1995 - 2,991,358

INDEX


Part I. Financial Information                                              Page

        Consolidated Balance Sheets - December 2,1995
         and September 2, 1995                                            3, 4

        Consolidated Statements of Operations - Three Months
         Ended December 2, 1995 and November 26, 1994                        5

        Consolidated Statements of Cash Flows - Three
         Months Ended December 2, 1995 and
         November 26, 1994                                                6, 7

        Notes to Consolidated Financial Statements                        8-10


        Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   11-12



Part II.Other Information                                                   13



Index to Exhibits

          11.  Calculations of Earnings Per Share                           14

          27.  Financial Data Schedule                                      15

                           PART I.  FINANCIAL INFORMATION

                                DMI FURNITURE, INC.

                            CONSOLIDATED BALANCE SHEETS

                               (Amounts in thousands)







                      ASSETS                             Dec. 2,         Sep. 2
                      ------                                1995           1995
                                                         -------         ------
Current assets:
 Cash                                                       $252            $69
 Restricted cash for debt payments                             2            226
 Accounts receivable - net                                 9,392         10,748
 Inventories (Note 4)                                     11,536         13,265
 Other current assets                                        434            338
 Current portion of deferred income taxes (Note 2)         1,035            925
                                                         -------         ------
   Total current assets                                   22,651         25,571


Property, plant and equipment - at cost                   21,628         21,574
 Less accumulated depreciation                             9,816          9,553
                                                         -------         ------
 Net property, plant and equipment                        11,812         12,021

Other assets:
 Intangible pension asset                                    558            558
 Other                                                       348            362
                                                         -------         ------
                                                             906            920
                                                         -------         ------
                                                         $35,369        $38,512
                                                         -------         ------
                                                         -------         ------


                               See accompanying notes.

                            CONSOLIDATED BALANCE SHEETS
                                    (Continued)
                               (Amounts in thousands)




                                                        Dec. 2,         Sep. 2
LIABILITIES AND STOCKHOLDERS' EQUITY                       1995           1995
- ------------------------------------                    -------         -------
Current liabilities:
 Trade accounts payable                                  $3,667         $3,135
 Accrued liabilities  (Note 7)                            3,088          1,883
 Accrued dividends on preferred
  stock (Note 6)                                            212            389
 Long-term debt due within one year                       1,026          1,007
                                                         -------        -------
  Total current liabilities                               7,993          6,414

Long-term liabilities:
 Long-term debt                                          15,493         20,031
 Accrued pension costs                                      896            905
 Deferred compensation                                      419            434
 Deferred income taxes (Note 2)                              71             71
                                                         -------        -------
                                                         16,879         21,441

Stockholders' equity:
 Series C convertible preferred stock,
  $2 par value, 2,020,000 authorized
  and outstanding                                         4,040          4,040
 Common stock                                               299            297
 Additional paid-in capital                              15,129         15,107
 Retained deficit                                        (8,947)        (8,763)
 Minimum pension liability                                  (24)           (24)
                                                         -------       --------
  Total stockholders' equity                             10,497         10,657
                                                        $35,369        $38,512
                                                        --------       --------
                                                        --------       --------


                               See accompanying notes.

                                DMI FURNITURE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Amounts in thousands)

                                    (Unaudited)


                                                         THREE MONTHS ENDED
                                                     -------------------------
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

                               See accompanying notes.

                                DMI FURNITURE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Amounts in thousands)
                                    (Unaudited)


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                        Dec. 2,     Nov. 26,
                                                           1995         1994
                                                        --------    ---------
Cash flows from operating activities:
  Net income (Note 7)                                     ($184)        $538
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                           263          252
    Deferred income taxes (Note 2)                         (110)         274
    Pension costs                                            (9)         (15)
    Deferred compensation                                   (15)         (15)
    Changes in assets and liabilities:
      Accounts receivable                                 1,356       (2,160)
      Inventories                                         1,729         (317)
      Other assets                                          (58)         (47)
      Trade accounts payable                                532          704
      Accrued liabilities (Note 7)                        1,205          238
                                                         ------       ------
     Total adjustments                                    4,893       (1,086)
                                                         ------       ------
     Net cash provided (used) by
      operating activities                                4,709         (548)
                                                         ------       ------
Cash flows provided (used) by
 investing activities:
  Capital expenditures                                      (54)        (153)
  Payments received on notes receivable                        -           4
                                                         ------       ------
    Cash used by investing
      activities                                            (54)        (149)
                                                         ------       ------


                               See accompanying notes.

                                DMI FURNITURE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)
                               (Amounts in thousands)
                                    (Unaudited)


                                                           THREE MONTHS ENDED
                                                         --------------------
                                                        Dec. 2,     Nov. 26,
                                                           1995         1994
                                                        --------    ---------
Cash flows provided (used) by
 financing activities:
  Net borrowings (payments) under
   line-pf-credit agreement                             ($4,100)       1,150
  Payments on long term debt                               (419)        (398)
  Cash dividends on preferred stock                        (177)        (101)
  Proceeds from stock options exercised                       -            2
                                                        --------       ------
    Cash provided (used) by
     financing activities                                (4,696)         653
                                                        --------       ------

Decrease in cash                                            (41)         (44)

Cash- beginning of period                                   295          446
                                                        --------       ------
Cash- end of period                                        $254         $402
                                                        --------       ------
                                                        --------       ------


Cash paid for:
  Interest                                                 $461         $429
                                                        --------       ------
                                                        --------       ------

  Income taxes                                               $0          $20
                                                        --------       ------
                                                        --------       ------




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

    Income tax expense consisted of the following (in thousands):


                              Three Months Ended

                             Dec. 2,      Nov. 26,
                             1995           1994
                             ----           ----
Current                       $29            $24


Deferred                     (110)           274
                             -----          ----

Total                        $(81)          $298
                             -----          ----
                             -----          ----


    The deferred tax provision relates mainly to the utilization of the Company's NOLs.

    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                             Three Months Ended
                           Dec. 2,       Nov. 26,
                             1995           1994
                             ----           ----
Tax at 34% statutory
        rate                 $(90)          $284

State income taxes              9             14
                                -            ---
Income Taxes                 $(81)          $298
                             -----          ----

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


(4) INVENTORIES

    Inventories were comprised of the following at December 2, 1995 and November 26, 1994:


                            December 2, 1995    September 2,1995
                            ----------------    ----------------
Finished Products                 $6,288,000          $7,115,000
Work in Process                      785,000             785,000
Raw Materials                      4,463,000           5,365,000
                            ----------------    ----------------
                                 $11,536,000         $13,265,000
                            ----------------    ----------------
                            ----------------    ----------------


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

Item 6.   Exhibits and Reports on Form 8-K

    (a)  EXHIBITS

              11.  Calculations of earnings per share.

              27.  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

              None.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DMI FURNITURE, INC.
                                           (Registrant)


Date:  April 9, 1996                   /S/JOSEPH G. HILL
                                       -----------------
                                       Joseph G. Hill
                                       Vice President-Finance,
                                       Chief Financial Officer,
                                       Secretary & Treasurer

EXHIBIT 11.

                              DMI FURNITURE, INC.

                     CALCULATIONS OF EARNINGS (LOSS) PER SHARE



                                                         THREE MONTHS ENDED
                                                      -----------------------
                                                        Dec. 2,      Nov. 26,
                                                           1995          1994
                                                         -------    ---------
Net income (Note 7)                                   ($184,000)     $538,000
                                                      ----------    ---------
                                                      ----------    ---------
Average shares of common stock
  and common equivalents
  outstanding:

   Average common shares
    outstanding                                       2,977,137     2,976,426

   Common stock equivalents--
    dilutive options and convertible
    preferred stock                                           0     2,791,083

Average shares of common
  stock and common stock
  equivalents outstanding                             2,977,137     5,767,509



Earnings (loss) per common share (Notes 3 and 7)          $(.06)         $.09

