Form 10-Q
period 1996-03-02
DMI FURNITURE INC
filed 1996-04-09
CIK 225261

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


            Quarterly Report Under Section 13 or 15 (d) of The Securities
                                 Exchange Act of 1934


                      FOR THE FISCAL QUARTER ENDED MARCH 2, 1996


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

OUTSTANDING AT MARCH 2, 1996 - 2,998,661

INDEX

Part I. Financial Information                                   Page
                                                                ----
    Consolidated Balance Sheets - March 2, 1996
     and September 2, 1995                                      3, 4

    Consolidated Statements of Operations - Three and Six
     Months Ended March 2, 1996 and March 4, 1995                  5

    Consolidated Statements of Cash Flows - Six
     Months Ended March 2, 1996 and
     March 4, 1995                                              6, 7

    Notes to Consolidated Financial Statements                  8-10

    Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations                                             11-13


Part II.Other Information                                      14-16

Index to Exhibits

      11.     Calculations of Earnings Per Share                  17

      27.     Financial Data Schedule                             18

                   PART I.  FINANCIAL INFORMATION

                        DMI FURNITURE, INC.

                    CONSOLIDATED BALANCE SHEETS

                      (Amounts in thousands)


           ASSETS                                        Mar. 2,     Sep. 2
          -------                                           1996       1995
                                                         --------   --------
Current assets:
  Cash                                                      $227        $69
  Restricted cash for debt payments                            2        226
  Accounts receivable - net                                7,335     10,748
  Inventories (Note 4)                                    10,846     13,265
  Other current assets                                       385        338
  Current portion of deferred income taxes (Note 2)          903        925
                                                         --------   --------
   Total current assets                                   19,698     25,571


Property, plant and equipment - at cost (Note 1)          19,473     21,574
  Less accumulated depreciation                            8,405      9,553
                                                         --------   --------
   Net property, plant and equipment                      11,068     12,021

Other assets:
 Assets held for disposition (Note 7)                        437          -
 Intangible pension asset                                    558        558
 Other                                                       332        362
 Deferred income taxes (Note 2)                              200          -
                                                         --------   --------
                                                           1,527        920
                                                         --------   --------

                                                         $32,293    $38,512
                                                         =======    =======


                              DMI FURNITURE, INC.

                         CONSOLIDATED BALANCE SHEETS
                                (Continued)
                           (Amounts in thousands)



                                                          Mar.2,     Sep. 2
LIABILITIES AND STOCKHOLDERS' EQUITY                        1996       1995
- - ------------------------------------                    ---------   --------
Current liabilities:
 Trade accounts payable                                   $3,035     $3,135
 Accrued liabilities  (Note 7)                             2,281      1,883
 Accrued dividends on preferred
  stock (Note 6)                                             228        389
 Long-term debt due within one year                        1,017      1,007
                                                         --------   --------
  Total current liabilities                                6,561      6,414

Long-term liabilities:
 Long-term debt                                           13,877     20,031
 Accrued pension costs                                     1,046        905
 Deferred compensation                                       408        434
 Deferred income taxes (Note 2)                               71         71
                                                         --------   --------
                                                          15,402     21,441

Stockholders' equity:
 Series C convertible preferred stock,
  $2 par value, 2,020,000 authorized
  and outstanding                                          4,040      4,040
 Common stock                                                299        297
 Additional paid-in capital                               15,129     15,107
 Retained deficit                                         (9,114)    (8,763)
 Minimum pension liability                                   (24)       (24)
                                                         --------   --------
  Total stockholders' equity                              10,330     10,657
                                                         --------   --------

                                                         $32,293    $38,512
                                                         =======    =======

                                              DMI FURNITURE, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Amounts in thousands)

                                                (Unaudited)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   ----------------------   ----------------------------
                                                      Mar. 2,    Mar. 4,       Mar. 2,          Mar. 4,
                                                        1996       1995          1996             1995
                                                     -------    -------       -------          -------
Net sales                                            $12,502    $17,451       $30,231          $36,174

Cost of sales                                         10,478     14,509        24,984           29,666
                                                     -------    -------       -------          -------
Gross profit                                           2,024      2,942         5,247            6,508

Selling, general and
  administrative expenses                              1,891      2,212         3,964            4,474

Plant closing reserve (Note 7)                             -          -           995                -
                                                     -------    -------       -------          -------
Operating profit                                         133        730           288            2,034

Interest expense (net)                                  (348)      (469)         (768)            (937)
                                                     -------    -------       -------          -------
Income (loss) before provision for income taxes         (215)       261          (480)           1,097

Benefit (provision) for income taxes (Note 2)             64       (108)          145             (406)
                                                     -------    -------       -------          -------

Net income (loss) (Note 7)                             ($151)      $153         ($335)            $691
                                                      ======     ======        ======           ======

Earnings (loss) per common share (Notes 3 and 7)       ($.05)      $.03         ($.11)            $.12
                                                      ======     ======        ======           ======

                           See accompanying notes.

                             DMI FURNITURE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Amounts in thousands)
                              (Unaudited)


                                              SIX MONTHS ENDED
                                            ----------------------
                                               Mar. 2,    Mar. 4,
                                                  1996       1995
                                             ---------------------
Cash flows from operating activities:
 Net income (loss) (Note 7)                      ($335)      $691
 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
   Depreciation and amortization                   513        500
   Deferred income taxes (Note 2)                 (178)       372
   Pension costs                                   141        (46)
   Deferred compensation                           (26)       (40)
   Changes in assets and liabilities:
    Accounts receivable                          3,413        480
    Inventories                                  2,419         83
    Other assets                                   167         53
    Trade accounts payable                        (100)    (1,325)
    Accrued liabilities (Note 7)                   398       (406)
                                              --------- ----------
   Total adjustments                             6,747       (329)
                                              --------- ----------
   Net cash provided by
   operating activities                          6,412        362
                                              --------- ----------
Cash flows provided (used) by
investing activities:
 Capital expenditures                             (157)      (280)
 Payments received on notes receivable               -        107
                                              --------- ----------
  Cash used by investing
   activities                                     (157)      (173)
                                              --------- ----------


                      See accompanying notes.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (continued)
                         (Amounts in thousands)
                              (Unaudited)



                                               SIX MONTHS ENDED
                                             -----------------------
                                               Mar. 2,    Mar. 4,
                                                  1996       1995
                                             -----------------------
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                $8,798    $13,350
  Payments on line of credit                   (14,350)   (13,000)
  Payments on long term debt                      (592)      (517)
  Cash dividends on preferred stock               (177)      (303)
  Proceeds from stock options exercised              -         90
                                              --------- ----------
   Cash used by
    financing activities                        (6,321)      (380)
                                              --------- ----------

Decrease in cash                                   (66)      (191)

Cash- beginning of period                          295        446
                                              --------- ----------
Cash- end of period                               $229       $255
                                                ======     ======


Cash paid for:
 Interest                                         $818       $917
                                                ======     ======

 Income taxes                                      $33        $50
                                                ======     ======


                      See accompanying notes.

                                 DMI FURNITURE, INC.

        Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

       The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at March 2, 1996 and for the three and six months ended March 2, 1996 and March 4, 1995 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

       The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1996 fiscal year. The three month period ended March 4, 1995 included fourteen weeks as compared to thirteen weeks for the period ended March 2, 1996 and the six month period ended March 4, 1995 included 27 weeks as compared to 26 weeks for the period ended March 2, 1996.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The specific useful lives of property, plant, and equipment are as follows:
               Building and Leasehold Improvements     8 - 35 yrs.
               Machinery and Equipment                 3 - 13 yrs.

(2) INCOME TAXES

       Income tax expense consisted of the following (in thousands):

                Three Months Ended             Six Months Ended
                  Mar. 2,  Mar. 4,             Mar. 2,    Mar. 4,
                    1996      1995               1996       1995
                    ----      ----               ----       ----
Current               $4       $10                $33        $34

Deferred             (68)       98               (178)       372
                    ----        --               ----        ---
Total               $(64)     $108              $(145)      $406
                    ----       ---              -----       ----
                    ----       ---              -----       ----


    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                        Three Months Ended             Six Months Ended
                        Mar. 2,    Mar. 4,             Mar. 2,  Mar. 4,
                          1996        1995               1996     1995
                          ----        ----               ----     ----
Tax at 34% statutory
       rate               $(73)        $89              $(163)    $373

State income taxes           9          19                 18       33
                          ----         ---                ---      ---
Income Taxes              $(64)       $108              $(145)    $406
                          ----        ----              -----     ----
                          ----        ----              -----     ----



(3) EARNINGS PER COMMON SHARE

       Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock. For the first quarter and six months of fiscal 1996, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share.

(4) INVENTORIES

       Inventories were comprised of the following at March 2, 1996 and September 2, 1995:

                            March 2, 1996              September 2,1995
                            -------------              ----------------
Finished Products              $5,414,000                    $7,115,000
Work in Process                   506,000                       785,000
Raw Materials                   4,926,000                     5,365,000
                                ---------                     ---------
                              $10,845,000                   $13,265,000
                              -----------                   -----------
                              -----------                   -----------


(5) OTHER MATTERS

       The Company is subject to proceedings relating to six facilities identified for remedial action under federal and state environmental statutes. The proceedings are based on allegations that hazardous substances generated by the Company and several hundred other waste generators were disposed of at the facilities and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. The Company has established a reserve reflecting its estimate of probable environmental liabilities in connection with the proceedings based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. The reserve does not include any potential insurance recoveries. As of March 2, 1996 the Company has accrued approximately $148,000 for these potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and
other responsible parties.   Due to the limited nature of the Company's
involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material adverse effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

(6) DIVIDENDS

       The dividends on Series C Preferred Stock accrued in a fiscal year are not payable until the following fiscal year.

(7) PLANT CLOSING

       On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities should result in lower manufacturing overhead and plant administrative costs in future periods. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge includes book provisions of: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel based upon the terms of a pre-existing post-employment severance plan. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility.

       Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of March 2, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of March 2, 1996 are approximately $437,000 and management's expectations are that such assets should be disposed of within the next 36 months. Most severance related payments have been made as of March 2, 1996. Other amounts included in accrued liabilities associated with the plant closing as of March 2, 1996 total approximately $418,000.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the second quarter of fiscal 1996 decreased $4,949,000 or 28% over the second quarter of fiscal 1995. This decrease was the result of decreased sales of all of the Company's product lines. Office furniture sales decreased 8%; sales of residential desks, computer desks, accent furniture and chairs decreased 45%; bedroom furniture sales decreased 28%; and sales to outside trade customers of lumber and fabricated wood parts by the Company's
sawmill/dimension parts plant decreased 32%.   These decreases were primarily
the result of a weak retail furniture environment, and because the second quarter of fiscal 1995 included 14 weeks as compared to 13 weeks during the current year.

       Net sales for the first six months of fiscal 1996 decreased $5,943,000 or 16% over the first six months of fiscal 1995. This decrease was the result of decreased sales of all of the Company's product lines. Office furniture sales decreased 4%; sales of residential desks, computer desks, accent furniture and chairs decreased 17%; bedroom furniture sales decreased 25%; and sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant decreased 9%.. These decreases were primarily the result of a weak retail furniture environment, and because the first six months of fiscal 1995 included 27 weeks as compared to 26 weeks during the current year period.

Gross Margin - The Company's gross margin in the second quarter of fiscal 1996 was 16.2% compared to 16.9% in the second quarter of fiscal 1995. This decrease in gross margin was primarily the result of lower production levels than the previous year due to decreased demand for the Company's products.

       The Company's gross margin in the first six months of fiscal 1996 was 17.4% compared to 18.0 % in the first six months of fiscal 1995. This decrease in gross margin was primarily the result of lower production levels than the previous year due to decreased demand for the Company's products.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 1996, S,G&A expense amounted to $1,891,000 or 15.1% of sales compared to $2,212,000 or 12.7% of sales for the second fiscal quarter of 1995. This increase as a percentage of sales is the result of the 28% sales decrease mentioned above and the semi-fixed nature of many S,G&A expenses.

       For the first six months of fiscal 1996, S,G&A expense amounted to $3,964,000 or 13.1% of sales compared to $4,474,000 or 12.4% of sales for the first six months of fiscal 1995. This increase as a percentage of sales is the result of the 28% sales decrease mentioned above and the semi-fixed nature of many S,G&A expenses.

Interest Expense - For the second quarter of fiscal 1996, net interest was $348,000 compared to $469,000 for the second quarter of fiscal 1995. This decrease was the result of a lower interest rate spread charged by the bank as well as lower bank debt balances than in the previous year.

       For the first six months of fiscal 1996, net interest was  $768,000
compared to $937,000 for the first six months of fiscal 1995.   This  decrease
was the result of a lower interest rate spread charged by the bank as well as lower bank debt balances than in the previous year.

       On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities should result in lower manufacturing overhead and plant administrative costs in future periods. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge includes book provisions of: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel based upon the terms of a pre-existing post-employment severance plan. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility.

       Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of March 2, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of March 2, 1996 are approximately $437,000 and management's expectations are that such assets should be disposed of within the next 36 months. Most severance related payments have been made as of March 2, 1996. Other amounts included in accrued liabilities associated with the plant closing as of March 2, 1996 total approximately $418,000.

       Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 50 days for the first six months of fiscal 1996 compared to 53 days for the six months of fiscal 1995. This improvement in the collection period is primarily the result of increased business with and more timely payments by a major customer. The Company's average days of inventory on hand averaged 81 days for the first six months of fiscal 1996 compared to 90 days for the first six months of fiscal 1995. This decrease is due to the success of the inventory reduction program initiated in the fourth quarter of fiscal 1995. The program instituted changes to the Company's production and procurement procedures intended to shorten production runs, and reduce delivery lead times and safety stock levels and thereby enable the Company to reduce inventories of raw materials, work-in-process, and finished goods. The Company's order backlog at March 2, 1996 was approximately $4,951,000, a 25% decrease from approximately $6,632,000 at the same time last year.

Key elements of the Consolidated Statements of Cash Flows:

                                                              Six Months
                                                          1996           1995
                                                          ----           ----
Net cash provided by operating activities              $6,412,000     $362,000
Cash used for investing activities                       (157,000)    (173,000)
                                                        ---------     --------
Net cash flows from operating and investing activities  6,255,000      189,000
Cash used by financing activities                      (6,321,000)    (380,000)
                                                        ---------      -------
Net change in cash and cash equivalents                  $(66,000)   $(191,000)
                                                        ---------    ---------
                                                        ---------    ---------


       During the first six months of fiscal 1996 , the Company provided cash flows from operating activities of $6,412,000 compared to cash flows provided of $362,000 the previous year primarily due to the success of the Company's inventory reduction program and improved accounts receivable collection cycle and lower sales levels. Investing activities required $157,000 during the first six months of fiscal 1996 and $173,000 during the first six months of fiscal 1995 primarily for capital expenditures. Financing activities used $6,321,000 during the first six months of fiscal 1996 primarily in reduction of debt compared to funds used of $380,000 the same six month period of the previous year.

       The Company is subject to proceedings relating to six facilities identified for remedial action under federal and state environmental statutes. At each site, several hundred parties have been named as potentially responsible parties ("PRPs") or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has settled claims against it made by PRPs at two sites. The Company has established a reserve reflecting its estimate of probable environmental liabilities based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. The amount of the reserve currently totals approximately
$148,000  and does not include any potential insurance recoveries.   The
ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material adverse effect on the Company's financial condition, results of operations or cash flows. For further information regarding the Company's involvement in environmental proceedings, see Item 3 Legal Proceedings.

       The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

       The Company is subject to proceedings relating six facilities identified for remedial action under federal and state environmental statutes. At each site, several hundred parties have been named as potentially responsible parties ("PRPs") or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, has settled claims against it made by PRPs at two sites, and has established a reserve for future liabilities associated with the proceedings.

       In 1988 the Company was named out of over one thousand customers at the Keystone Sanitation Company landfill (the "Keystone Site") in Union Township, Pennsylvania, as one of 31 PRPs potentially responsible for remediation of this site. After the Company provided the EPA with information concerning the nature of the substances allegedly contributed by the Company, which the Company believes did not include the principal hazardous substances of concern at the site identified in the remedial investigation, the EPA did not name the Company in an Administrative Order issued on June 28, 1991, requiring twelve other PRPs
to undertake remedial action at the Keystone Site.   On September 27, 1993, the
United States filed a lawsuit in federal court for the Middle District of Pennsylvania against eleven PRPs, who are challenging the EPA's proposal for remedial action at the Keystone Site. On August 11, 1994, the Company was named, along with over 250 PRPs, as a third-party defendant by the original PRP
defendants.    The Company is participating with other third-party defendants in settlement negotiations and in filing a fourth-party complaint joining 589 additional parties in the litigation. Based on a court-directed production of information, the Company was assessed a preliminary allocation of liability of approximately 1.35% by a consultant. The EPA has estimated the cost of its preferred remediation alternative for the Keystone Site to be $9.2 million. The parties have estimated that the total site costs will be approximately $14 million, including $3 million for off-site contamination which EPA believes may require remediation, even though the anticipated cost has not been determined. DMI believes it has a reasonable basis upon which to dispute, and has disputed, both the volume of material attributed to it, and the allegation that material contributed by DMI requires any remediation. In addition, DMI believes that a significant share of the liability at the site can be expected to be assigned to the owners and operators of the site, which would reduce DMI's share of the potential liability. Several million dollars in assets of the original owner/operator of the site and related parties are currently frozen pursuant to a court order, and successor liability claims are pending against a national waste management company that acquired the site from the owner/operators.

               In addition to the environmental proceedings noted above, the Company is a defendant in various other lawsuits arising in the normal course of business that, in management's opinion, are not material to the results of operations or financial position of the Company or are adequately covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders

       The Company held its annual meeting of security holders on February 21, 1996 at which security holders; (a) elected five directors of the Company for the ensuing year, and, (b) ratified the appointment of Arthur Andersen LLP as auditors for the year 1996.

       Results of the voting in connection with these items were as follows:


ELECTION OF DIRECTORS

                            For           %     Against     %     Abstain
                            ---           -     -------     -     -------
Donald D. Dreher            2,405,642     99    26,047      1        0
Joseph G. Hill              2,405,738     99    25,951      1        0
Joseph L. Ponce             2,404,438     99    27,251      1        0
Alexander N. Rubin, Jr.     2,405,738     99    25,951      1        0
Thomas M. Levine            2,405,738     99    25,951      1        0


RATIFICATION OF ACCOUNTANTS

                                                       Broker Nominee
    For   %    Against      %      Abstain       %         Unvoted
    ---   -    -------      -      -------       -         -------
2,415,701 99   8,886        1       7,052        0           50


       There were 2,431,689 shares of Common Stock represented present in person at the meeting constituting 81% of the 2,991,358 shares of Common Stock outstanding, therefore a quorum was present at the meeting.

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