Form 10-Q
period 1996-06-01
DMI FURNITURE INC
filed 1996-07-16
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



         Quarterly Report Under Section 13 or 15 (d) of The Securities
                              Exchange Act of 1934


                    For the fiscal quarter ended June 1, 1996


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

OUTSTANDING AT JUNE 1, 1996 - 3,002,312

INDEX

                                                                         Page
Part I. Financial Information

        Consolidated Balance Sheets - June 1, 1996
         and September 2, 1995                                           3, 4

        Consolidated Statements of Operations - Three and Nine  Months
         Ended June 1, 1996 and June 3, 1995                                5

        Consolidated Statements of Cash Flows - Nine
         Months Ended June 1, 1996 and
         June 3, 1995                                                    6, 7

        Notes to Consolidated Financial Statements                       8-10

        Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  11-13


Part II.Other Information                                               14-15

Index to Exhibits

           11.   Calculations of Earnings Per Share                        16

           27.   Financial Data Schedule                                   17

                      PART I.  FINANCIAL INFORMATION

                            DMI FURNITURE, INC.

                        CONSOLIDATED BALANCE SHEETS

                          (Amounts in thousands)



           ASSETS                                          June 1,      Sep. 2
          -------------                                     1996         1995
                                                         ----------   ----------
Current assets:
  Cash                                                         $53           $69
  Restricted cash for debt payments                            143           226
  Accounts receivable - net                                  7,353        10,748
  Inventories (Note 4)                                      10,507        13,265
  Other current assets                                         447           338
  Current portion of deferred income taxes (Note 2)            790           925
                                                        ----------    ----------
    Total current assets                                    19,293        25,571

Property, plant and equipment - at cost (Note 1)            19,596        21,574
  Less accumulated depreciation                              8,642         9,553
                                                        ----------    ----------
    Net property, plant and equipment                       10,954        12,021

Other assets:
  Assets held for disposition (Note 7)                         342             -
  Intangible pension asset                                     558           558
  Other                                                        319           362
  Deferred income taxes (Note 2)                               200             -
                                                        ----------    ----------
                                                             1,419           920
                                                        ----------    ----------

                                                           $31,666       $38,512
                                                        ----------    ----------
                                                        ----------    ----------

                           See accompanying notes.

                             DMI FURNITURE, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                            (Amounts in thousands)




                                                        June 1,         Sep. 2
LIABILITIES AND STOCKHOLDERS' EQUITY                       1996           1995
- ------------------------------------                 ----------     ----------
Current liabilities:
  Trade accounts payable                                 $2,958         $3,135
  Accrued liabilities  (Note 7)                           2,448          1,883
  Accrued dividends on preferred
   stock (Note 6)                                            77            389
  Long-term debt due within one year                      1,003          1,007
                                                     ----------     ----------
    Total current liabilities                             6,486          6,414

Long-term liabilities:
  Long-term debt                                         13,118         20,031
  Accrued pension costs                                   1,059            905
  Deferred compensation                                     396            434
  Deferred income taxes (Note 2)                             71             71
                                                     ----------     ----------
                                                         14,644         21,441

Stockholders' equity:
  Series C convertible preferred stock,
   $2 par value, 2,020,000 authorized
   and outstanding                                        4,040          4,040
  Common stock                                              300            297
  Additional paid-in capital                             15,129         15,107
  Retained deficit                                       (8,909)        (8,763)
  Minimum pension liability                                 (24)           (24)
                                                     ----------     ----------
    Total stockholders' equity                           10,536         10,657
                                                     ----------     ----------

                                                        $31,666        $38,512
                                                     ----------     ----------
                                                     ----------     ----------

                           See accompanying notes.

                               DMI FURNITURE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

                                  (Unaudited)



                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    ------------------------         ------------------------
                                                                       June 1,       June 3,          June 1,         June 3,
                                                                          1996          1995             1996            1995
                                                                    ----------    ----------         ----------      --------
Net sales                                                              $12,397       $14,775            $42,628       $50,949

Cost of sales                                                            9,907        12,246             34,891        41,912
                                                                    ----------    ----------         ----------      --------
Gross profit                                                             2,490         2,529              7,737         9,037

Selling, general and
  administrative expenses                                                1,887         2,029              5,851         6,503

Plant closing reserve (Note 7)                                               -             -                995             -
                                                                    ----------    ----------         ----------      --------
Operating profit                                                           603           500                891         2,534

Interest expense (net)                                                    (278)         (470)            (1,046)       (1,407)
                                                                    ----------    ----------         ----------      --------
Income (loss) before benefit (provision) for income taxes                  325            30               (155)        1,127

Benefit (provision) for income taxes (Note 2)                             (120)          (11)                25          (417)
                                                                    ----------    ----------         ----------      --------
Net income (loss) (Note 7)                                                $205           $19              ($130)         $710
                                                                    ----------    ----------         ----------      --------
                                                                    ----------    ----------         ----------      --------

Earnings (loss) per common share (Notes 3 and 7)                          $.04          $.00              ($.04)         $.12
                                                                    ----------    ----------         ----------      --------
                                                                    ----------    ----------         ----------      --------


                           See accompanying notes.

                         DMI FURNITURE, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (Amounts in thousands)

                            (Unaudited)


                                                     NINE MONTHS ENDED
                                                 --------------------------
                                                     June 1,       June 3,
                                                        1996          1995
                                                 -----------     ----------
Cash flows from operating activities:
  Net income (loss) (Note 7)                           ($130)         $710
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                        766           749
    Deferred income taxes (Note 2)                       (65)          374
    Pension costs                                        154           (67)
    Deferred compensation                                (38)          (55)
    Changes in assets and liabilities:
      Accounts receivable                              3,253           472
      Inventories                                      2,758          (786)
      Other assets                                       229           (20)
      Trade accounts payable                            (177)         (671)
      Accrued liabilities (Note 7)                       565          (372)
                                                  ----------     ----------
     Total adjustments                                 7,445          (376)
                                                  ----------     ----------
     Net cash provided by
      operating activities                             7,315           334
                                                  ----------     ----------
Cash flows provided (used) by
 investing activities:
  Capital expenditures                                  (311)         (466)
  Payments received on notes receivable                  142           107
                                                  ----------     ----------
    Cash used by investing
      activities                                        (169)         (359)
                                                  ----------     ----------

                      See accompanying notes.

                           DMI FURNITURE, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (continued)
                         (Amounts in thousands)
                              (Unaudited)



                                                     NINE MONTHS ENDED
                                                 --------------------------
                                                     June 1,       June 3,
                                                        1996          1995
                                                 ------------    ----------
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                     $11,948       $19,073
  Payments on line of credit                         (18,150)      (18,200)
  Payments on long term debt                            (715)         (841)
  Cash dividends on preferred stock                     (328)         (303)
  Proceeds from stock options exercised                    -            90
                                                  ----------     ----------
    Cash used by
     financing activities                             (7,245)         (181)
                                                  ----------     ----------

Decrease in cash                                         (99)         (206)

Cash- beginning of period                                295           446
                                                  ----------     ----------
Cash- end of period                                     $196          $240
                                                  ----------     ----------
                                                  ----------     ----------

Cash paid for:
  Interest                                            $1,089        $1,377
                                                  ----------     ----------
                                                  ----------     ----------

  Income taxes                                          $156           $59
                                                  ----------     ----------
                                                  ----------     ----------


                      See accompanying notes.

                         DMI FURNITURE, INC.

              Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at June 1, 1996 and for the three and nine months ended June 1, 1996 and June 3, 1995 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1996 fiscal year. The nine month period ended June 3, 1995 included 40 weeks as compared to 39 weeks for the period ended June 1, 1996.

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


(2) INCOME TAXES

     Income tax expense (benefit) consisted of the following (in thousands):
               Three Months Ended               Nine Months Ended
               Jun. 1,     Jun. 3,              Jun. 1,   Jun. 3,
                1996        1995                 1996      1995
                ----        ----                 ----      ----
Current           $7          $1                  $40       $35

Deferred         113          10                  (65)      382
                ----        ----                 ----      ----
Total           $120         $11                 $(25)     $417
                ----        ----                 ----      ----

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                            Three Months Ended       Nine Months Ended
                            Jun. 1,    Jun. 3,       Jun. 1,   Jun. 3,
                             1996       1995          1996      1995
                             ----       ----          ----      ----
Tax at 34% statutory
     rate                    $110       $10           $(53)     $383

State income taxes             10         1             28        34
                             ----       ----          ----      ----
Income Taxes                 $120       $11           $(25)     $417
                             ----       ----          ----      ----
                             ----       ----          ----      ----

(3) EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock. For the nine month period June 1, 1996, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share. See Exhibit 11 for more information.


(4) INVENTORIES

     Inventories were comprised of the following at June 1, 1996 and September 2, 1995:

                                June 1, 1996      September 2,1995
                                ------------      ----------------

    Finished Products             5,551,000             $7,115,000
    Work in Process                 524,000                785,000
    Raw Materials                 4,432,000              5,365,000
                                -----------            -----------
                                $10,507,000            $13,265,000
                                -----------            -----------
                                -----------            -----------


(5) OTHER MATTERS

     The Company is subject to proceedings relating to six facilities identified for remedial action under federal and state environmental statutes. The proceedings are based on allegations that hazardous substances generated by the Company and several hundred other waste generators were disposed of at the facilities and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. The Company has established a reserve reflecting its estimate of probable environmental liabilities in connection with the proceedings based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. The reserve does not include any potential insurance recoveries. As of June 1, 1996 the Company has accrued approximately

$148,000 for these potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion
to owner/operators of the site and other responsible parties.   Due to the
limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.


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

     Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of June 1, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of June 1, 1996 are approximately $342,000 and management's expectations are that such assets should be disposed of within the next 33 months. All severance related payments have been made as of June 1, 1996. Other amounts included in accrued liabilities associated with the plant closing as of June 1, 1996 total approximately $249,000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the third quarter of fiscal 1996 decreased $2,378,000 or 16% over the third quarter of fiscal 1995. This decrease was the result of decreased sales of residential desks, computer desks, accent furniture and chairs and bedroom furniture, partially offset by an increase in office furniture sales and sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant.
Office furniture sales increased 17%; sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant increased 9%; sales of residential desks, computer desks, accent furniture and chairs decreased 51%; and bedroom furniture sales decreased 16%. The decreases were primarily the result of a weak retail furniture environment and because in last year's third quarter a significant drop ship import order commenced for a major customer and that program did not repeat itself in this year's third quarter.

     Net sales for the first nine months of fiscal 1996 decreased $8,321,000 or 16% from the first nine months of fiscal 1995. This decrease was the result of decreased sales of residential desks, computer desks, accent furniture and chairs and bedroom furniture, partially offset by an increase in office furniture sales. Office furniture sales increased 3%; sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant decreased 3%; sales of residential desks, computer desks, accent furniture and chairs decreased 26%; and bedroom furniture sales decreased 23%. The decreases were primarily the result of a weak retail furniture environment and because in last year's third quarter a significant drop ship import order commenced for a major customer and that program did not repeat itself in this year's third quarter. In addition, the first nine months of fiscal 1995 included 40 weeks as compared to 39 weeks during the current year period.

Gross Margin - The Company's gross margin in the third quarter of fiscal 1996 was 20.1% compared to 17.1% in the third quarter of fiscal 1995. This increase in gross margin was primarily the result of: higher margin product sales mix; lower overall production and warehousing overhead expenses as a result of the success of the Company's asset consolidation program; lower material costs; and improved operations at the Company's internal supplier plants.

     The Company's gross margin in the first nine months of fiscal 1996 was 18.2% compared to 17.7 % in the first nine months of fiscal 1995. This increase is the result of the reasons cited above.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 1996, S,G&A expense amounted to $1,887,000 or 15.2% of sales compared to $2,029,000 or 13.7% of sales for the third fiscal quarter of 1995. This increase as a percentage of sales is the result of the 16% sales decrease mentioned above and the semi-fixed nature of many S,G&A expenses.

     For the first nine months of fiscal 1996, S,G&A expense amounted to $5,851,000 or 13.7% of sales compared to $6,503,000 or 12.8% of sales for the first nine months of fiscal 1995. This increase as a percentage of sales is the result of the 16% sales decrease mentioned above and the semi-fixed nature of many S,G&A expenses.

Interest Expense - For the third quarter of fiscal 1996, net interest was $278,000 compared to $470,000 for the third quarter of fiscal 1995. This decrease was the result of a lower interest rate spread charged by the Company's lending bank as well as lower bank debt balances than in the previous year due to the success of the Company's asset consolidation program.

     For the first nine months of fiscal 1996, net interest was  $1,046,000
compared to $1,407,000 for the first nine months of fiscal 1995.   This
decrease was the result of  the reasons cited above.

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

     Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of June 1, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of June 1, 1996 are approximately $342,000 and management's expectations are that such assets should be disposed of within the next 33 months. All severance related payments have been made as of June 1, 1996. Other amounts included in accrued liabilities associated with the plant closing as of June 1, 1996 total approximately $249,000.

     Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 50 days for the first nine months of fiscal 1996 compared to 52 days for the nine months of fiscal 1995. The Company's average days of inventory on hand averaged 86 days for the first nine months of fiscal 1996 compared to 96 days for the first nine months of fiscal 1995. This decrease is due to the success of the inventory reduction program initiated in the fourth quarter of fiscal 1995. The program instituted changes to the Company's production and procurement procedures intended to shorten production runs, and reduce delivery lead times and safety stock levels and thereby enable the Company to reduce inventories of raw materials, work-in-process, and finished goods. The Company's order backlog at June 1, 1996 was approximately $11,320,000, a 13% decrease from approximately $13,025,000 at the same time last year. This decrease is primarily due to a significant drop ship import order in 1995 that did not repeat itself in the current year.

Key elements of the Consolidated Statements of Cash Flows:

                                                           Nine Months
                                                     1996               1995
                                                     ----               ----
Net cash provided by operating activities         $7,457,000          $334,000
Cash used for investing activities                  (311,000)         (359,000)
                                                  ----------         ---------
Net cash flows from operating and investing
 activities                                        7,146,000           (25,000)
Cash used by financing activities                 (7,245,000)         (181,000)
                                                  ----------         ---------
Net change in cash and cash equivalents             $(99,000)        $(206,000)
                                                  ----------         ---------
                                                  ----------         ---------

     During the first nine months of fiscal 1996 , the Company provided cash flows from operating activities of $7,457,000 compared to cash flows provided of $334,000 the previous year primarily due to the success of the Company's inventory reduction program and improved accounts receivable collection cycle and lower sales levels. Investing activities required $311,000 during the first nine months of fiscal 1996 and $359,000 during the first nine months of fiscal 1995 primarily for capital expenditures. Financing activities used $7,245,000 during the first nine months of fiscal 1996 primarily in reduction of debt compared to funds used of $181,000 the same nine month period of the previous year.

     The Company is subject to proceedings relating to six facilities identified for remedial action under federal and state environmental statutes. At each site, several hundred parties have been named as potentially responsible parties ("PRPs") or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has settled claims against it made by PRPs at two sites. The Company has established a reserve reflecting its estimate of probable environmental liabilities based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. The amount of the reserve currently totals approximately $148,000
and does not include any potential insurance recoveries.   The ultimate costs of
the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. For further information regarding the Company's involvement in environmental proceedings, see Item 3 Legal Proceedings.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

              11.  Calculations of earnings per share.

              27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

                   Form 8-K dated as of May 14, 1996 relating to a press release to announce that an investor group including two DMI executive officers agreed to purchase a majority of the Company's outstanding Series C Preferred Stock is herein incorporated by reference. On June 27, 1996 the term of the agreement to purchase the Preferred Stcok was extended from July 1, 1996 to August 15, 1996.




                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DMI FURNITURE, INC.
                                                     (Registrant)



Date:  July 16, 1996                                 /s/Joseph G. Hill
                                                     --------------------
                                                     Joseph G. Hill
                                                     Vice President-Finance,
                                                     Chief Financial Officer,
                                                     Secretary & Treasurer

EXHIBIT 11.

                            DMI FURNITURE, INC.

                    CALCULATIONS OF EARNINGS PER SHARE



                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        --------------------------      -----------------------------
                                                            June 1,        June 3,           June 1,          June 3,
                                                               1996           1995              1996             1995
                                                        -----------   ------------      ------------     ------------
Net income (loss) (Note 7)                                 $205,000        $19,000         ($130,000)        $710,000
                                                        -----------   ------------      ------------     ------------
                                                        -----------   ------------      ------------     ------------
Average shares of common stock
  and common equivalents
  outstanding:

   Average common shares
    outstanding                                           3,002,312      2,970,026         2,992,703        2,970,026

   Common stock equivalents--
    dilutive options and convertible
    preferred stock (a)                                   2,724,169      2,751,614                 -        2,755,622
                                                        -----------   ------------      ------------     ------------
Average shares of common
  stock and common stock
  equivalents outstanding                                 5,726,481      5,721,640         2,992,703        5,725,648
                                                        -----------   ------------      ------------     ------------
                                                        -----------   ------------      ------------     ------------


Earnings (loss) per common share (Notes 3 and 7)               $.04           $.00            ($.04)             $.12
                                                        -----------   ------------      ------------      -----------
                                                        -----------   ------------      ------------      -----------


(a) For the nine month period ended June 1, 1996, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share.