Form 10-K
period 1996-08-31
DMI FURNITURE INC
filed 1996-10-18
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   -----------



                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended August 31, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



For the transition period from      to
                               ----    ----


                          Commission file number 0-4173



                               DMI FURNITURE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                     41-0678467
               --------                                     ----------
       (State ofincorporation)                       (IRS employer ID number)



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

                          COMMON STOCK,  $.10 PAR VALUE
                          -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


                            (Cover page 1 of 2 pages)

                                                               TOTAL PAGES - 115

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,883,123 as of August 31, 1996.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.


      Class                                  Outstanding at August 31, 1996
      -----                                  ------------------------------
Common Stock, Par Value $.10 per Share                 3,051,312




                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on December 20, 1996 are incorporated by reference into Part III.

Part I.

Item 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

     The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs.


(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company's continuing operations as shown in its Selected Financial Data (See Item 6) for the five years ended August 31, 1996, consist of one industry segment -- the manufacture, import, and sale of furniture.


(c) NARRATIVE DESCRIPTION OF THE BUSINESS.

     The Company manufactures, imports, and sells low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs.

     The Company's furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 3% of the Company's sales in fiscal 1996. Approximately 14% of the Company's sales are accounted for by sale to wholesale distributors. The Company's sales are made principally through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains a showroom for furniture markets in High Point, North Carolina. The Company also attends the annual NeoCon commercial office furniture tradeshow.

     The raw materials which are essential to the manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass. There are a number of sources of supply for wood, board products and fabric. Approximately 46% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by cutting and hauling wood from purchased stands of timber and further processing it in the Company's saw mill and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company's existing sources of supply for any of its raw materials became unable to service the Company, the Company's furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply. Loss of any one or several sources of supply would not have a material adverse effect on the Company as ample alternative sources exist.


                                       I-1                                Page 3

     The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:

                                                    Expiration
Trademark                     Product                  Date
---------                 ----------------          ----------

TOP GUARD                 All DMI products             2002
Wood Classics
  Furniture Company       Office Furniture             2006
Carolina Desk Company     All DMI products             2008
DMI                       All DMI products             2009
DMI Furniture, Inc.       All DMI products             2009
DMI Trading Company       All DMI products             Pending

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

     The Company's sales have historically not been subject to material seasonal fluctuations. However, as the Company's seasonal promotions of imported furniture increase, the sales may be more subject to quarterly fluctuations. See
Note 10 to the consolidated financial statements.

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

     The Company's six largest customers accounted for approximately 34% of the Company's total sales in fiscal 1996. The loss of more than one of these customers at the same time or one of the largest six could have a materially adverse effect on the business of the Company. As of August 31, 1996, one customer accounted for approximately 10% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

     The Company's backlog of orders at August 31, 1996 and September 2, 1995 was $12,635,000 and $9,864,000, respectively. The increase in the backlog from 1995 is primarily due to increased demand for the Company's office furniture. The entire backlog of orders at August 31, 1996 is expected to be filled by November 30, 1996.

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


                                       I-2                                Page 4

     The Company believes it is the largest manufacturer and marketer of assembled home desks in the United States and is a leading producer of popular priced, "promotional" bedroom furniture and popular priced wood office furniture.

     The Company employs approximately 425 employees, of whom approximately 156 are covered by collective bargaining contracts. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.


Item 2.  PROPERTIES.

     The Company's principal offices are located in 10,336 square feet of leased office space in Louisville, Kentucky.

     The Company owns three operating furniture manufacturing plants located in:
Huntingburg, Indiana (78,910 square feet, and 100,000 square feet); and Ferdinand, Indiana (117,823 square feet); a saw mill and a dimension parts plant located in Ferdinand, Indiana; and a fabrication plant in Huntingburg, Indiana (98,000 square feet).

     In addition, the Company owns a 235,000 square foot warehouse located in Huntingburg, Indiana.

     The Company closed its Gettysburg, Pennsylvania manufacturing plant and warehouse during fiscal 1996. See Note 12 to the financial statements for additional information.

     All of the Company's properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.


                                       I-3                                Page 5

     The productive capacity and extent of utilization of each of the Company's manufacturing facilities for the fiscal year ended August 31, 1996 are set forth in the table below. "Productive capacity" is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

                                           Fiscal 1996
     Facility(1)                       Capacity       Production   %Utilized
     -----------                       --------       ----------   ---------
                                           (dollars in thousands)

Ferdinand, Ind. Plant                  $14,000        $10,500         75%
Huntingburg, Ind. 5th St. Plant         20,100         15,700         78%
Huntingburg, Ind. Chestnut
 Street Plant                           20,700         16,700         81%
Huntingburg, Ind. Fabricator             9,200          8,900         97%
Ferdinand, Ind. Sawmill/
 Dimension Plant                         7,300          5,900         81%
                                       -------        -------       -----
                                       $71,300        $57,700         81%
                                       -------        -------       -----
                                       -------        -------       -----

(1) Gettysburg, Pennsylvania plant omitted as it was permanently closed during fiscal 1996.


Item 3.  LEGAL PROCEEDINGS.

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes, including the action described in the following paragraph. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $39,000. The Company has recorded a reserve of approximately $126,000 against potential environmental liabilities, including potential liabilities in connection with the site described below. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See Note 4 to the consolidated financial statements.


                                       I-4                                Page 6

     In 1988, the Company was named out of over one thousand customers at the Keystone Sanitation Company landfill (the "Keystone Site") in Union Township, Pennsylvania, as one of 31 PRPs potentially responsible for remediation of this site. After the Company provided the EPA with information concerning the nature of the substances allegedly contributed by the Company, which the Company believes did not include the principal hazardous substances of concern at the site identified in the remedial investigation, the EPA did not name the Company in an Administrative Order issued on June 28, 1991, requiring twelve other PRPs to undertake remedial action at the Keystone Site. On September 27, 1993, the United States filed a lawsuit in federal court for the Middle District of Pennsylvania against eleven PRPs, who are challenging the EPA's proposal for remedial action at the Keystone Site, which was estimated to cost $9,156,950. The parties have estimated that total site costs will be $17 million. On August 11, 1994, the Company was named, along with over 250 PRPs, as a third-party defendant by the original PRP defendants. Based on a court-directed production of information, the Company was assessed a preliminary allocation of liability among generators of waste of approximately 1.35% by a consultant. The Company has not paid any amount toward the cost of investigation or remediation at the Keystone site. The Company is participating with other third-party defendants in settlement negotiations and in filing a fourth-party complaint joining over 500 additional parties in the litigation. The Company believes it has a reasonable basis upon which to dispute, and has disputed, both the volume of material attributed to it, and the allegation that material contributed by the Company requires any remediation. The Company believes it is likely that a significant share of the liability will be assigned to the former owners and operators who have considerable assets. In addition, the federal court has held that a national waste management company that acquired the Keystone business is liable as a successor to the former owners and operators.

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


                                       I-5                                Page 7

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


                                             High Bid        Low Bid
                  Price                        Price          Price
                  -----                        -----          -----

           1st Quarter of 1995               $  2.06        $  1.50
           2nd Quarter of 1995               $  1.88        $  1.50
           3rd Quarter of 1995               $  1.88        $  1.50
           4th Quarter of 1995               $  1.56        $  1.13
           1st Quarter of 1996               $  1.25        $  1.06
           2nd Quarter of 1996               $  1.69        $  1.13
           3rd Quarter of 1996               $  2.00        $  1.13
           4th Quarter of 1996               $  2.00        $  1.38


(b)  Approximate Number of Equity Security Holders

     Title of Class- Common Stock, $.10 Par Value

     Approximate Number of Stockholders as of August 31, 1996 - 1,689


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


                                      II-1                                Page 8

                                   ITEM 6.

                             DMI FURNITURE, INC.

                           SELECTED FINANCIAL DATA.


                                                              Year Ended
                                    ---------------------------------------------------------------------
                                    August 31,  September 2,     August 27,     August 28,     August 29,
                                          1996          1995           1994           1993           1992
                                          ----          ----           ----           ----           ----

                                                          (Amounts in thousands except per share amounts)
Net sales                              $55,563       $67,773        $60,932        $50,719        $48,018

Net income from continuing operations      376           804      (3) 1,101          1,627            917

Earnings per common share                 $.07          $.14           $.19           $.29           $.16
                                          ----          ----           ----           ----           ----
                                          ----          ----           ----           ----           ----

Total assets                           $31,178       $38,512        $40,041        $29,443        $26,679

Long-term debt and capital
 lease obligations                      13,661        21,037         20,352         14,395         13,097

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


                                      II-2                                Page 9

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in "Management's Discussion and Analysis of Financial Condition and results of Operations" below and in "Business" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; changes in fashion or tastes; general conditions in the economy and capital markets; demographic changes; competition; and other factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Business" and in the Company's filings with the Securities and Exchange Commission.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     The Company has a $17,500,000 credit agreement with Bank One, Indianapolis, N.A. comprised of a $4,000,000 five-year term loan (outstanding balance $2,169,000 as of August 31, 1996) and a maximum revolving master note loan commitment of $13,500,000 (outstanding balance $5,969,619 as of August 31, 1996). On August 31, 1996, the Company had $1,666,000 additional borrowings available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

     Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, preferred stock dividends, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 50 days for fiscal 1996, which is a decrease from the 53 days for fiscal 1995. The Company believes it will be able to generate enough cash in fiscal 1997 from operations to make scheduled payments on its long term debt.

     Key elements of the Consolidated Statement of Cash Flows (in thousands):

                                                         1996    1995      1994
                                                         ----    ----      ----

Net cash provided (used) by operating activities       $8,504    $207    (1,002)
Cash provided (used) in investing activities              140    (642)   (4,200)
                                                          ---    -----   -------
Net cash flows from operating and investing
  activities                                            8,644    (435)   (5,202)
Cash provided (used) by financing activities           (8,616)    302     5,362
                                                       -------    ---     -----
Net change in cash and cash equivalents                   $28   $(133)     $160
                                                        -----   ------     ----
                                                        -----   ------     ----


     During fiscal 1996 , the Company provided cash flows from operating activities of $8,504,000 compared to cash flows provided of $207,000 the previous year. This improvement is due primarily to the success of the Company's asset consolidation plan and particularly the inventory reduction as well as the reduction in accounts receivable. Investing activities provided $140,000 in fiscal 1996 compared to funds used of $642,000 the previous year. The fiscal 1996 investing funds were provided through the sale of certain idle assets in Gettysburg, Pennsylvania as well the final payments on an Alabama idle property sold several years ago. The fiscal 1995 expenditures were primarily for ongoing plant modernization and in fiscal 1994 expenditures were primarily on its new warehouse/distribution facility


                                      II-3                               Page 10
and the purchase and equipping of the new fabrication plant. Funds used for financing activities during fiscal 1996 of $8,616,000 were primarily used to pay down debt with funds generated by operations and investing activities previously described. Financing activities in fiscal 1994 provided $5,362,000 in cash primarily from the Company's $3.4 million Economic Development Revenue Bond used for the expansion mentioned above.

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

     The Company's fiscal 1997 budget for capital expenditures is approximately $523,000. These proposed expenditures are principally to upgrade and modernize the Company's manufacturing facilities. The Company anticipates that its 1997 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures. Inventory turnover was 3.9 in fiscal 1996 and 4.0 in fiscal 1995. This slight decrease was the result of lower sales for fiscal 1996.

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $39,000. The Company has recorded a reserve of approximately $126,000 against potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings" and Note 4 of Notes to Consolidated Financial Statements.


                                      II-4                               Page 11

                              RESULTS OF OPERATIONS

     Net sales for fiscal 1996 decreased by $12,210,000 or 18% from those of fiscal 1995. This decrease is primarily a result of a soft residential furniture retail environment and also because fiscal 1995 included 53 weeks. The sales change was as follows: office furniture sales increased by 8%; bedroom sales decreased by 19%; and residential desks and accent furniture sales decreased by 38%. Net sales for fiscal 1995 increased by $6,841,000 or 11% over those of fiscal 1994. This increase is primarily unit sales increases as follows: office furniture sales increased by 4%; residential desks and accent furniture sales increased by 53%; and bedroom furniture sales decreased by 9%. Sales of lumber and wood parts to outside trade customers by the Company's Sawmill/Dimension Plant increased 13% over fiscal 1994. The increase in 1995 was the result of the Company's continued growth with multi-market furniture chains, wholesale clubs, distributors, catalogers, and the success of the Company's residential desk and accent furniture import program.

     As a percentage of sales, cost of sales was 80.9% of sales for fiscal 1996. As a percentage of sales, cost of sales was 82.6% of sales for fiscal 1995 and 81.4% for fiscal 1994. The decrease in cost of sales as a percentage of sales in fiscal 1996 was the result of the Company's asset consolidation program initiated in the first quarter and in particular the consolidation of the Gettysburg operations into existing Indiana operations thus significantly lowering the Company's overhead. Also contributing to the improvement was the increased production and favorable sales mix towards higher margin products, as well as significant improvement in the Company's two internal supplier plant operations. The increase in cost of sales as a percentage of sales in fiscal 1995 was the result of higher lumber and other wood material costs partially offset by selling price increases established in the fourth quarter of fiscal 1994 and the second quarter of fiscal 1995, and a lower margin product and customer sales mix. (See Effects Of Inflation below.)

     As a percentage of sales, selling, general and administrative expenses were 14.1% of sales for fiscal 1996, 12.6% of sales for fiscal 1995, and 13.7% of sales for fiscal 1994. The increase in fiscal 1996 was primarily the result of the sales decrease exceeding the rate at which these expenses decreased most of which are of a semi-fixed nature. The substantial decrease in fiscal 1995 was primarily the result of sales growth materially exceeding the rate at which these expenses increased most of which are of a semi-fixed nature.

     The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge included book provisions of approximately: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility. During the fourth quarter of fiscal 1996 the Company sold the Gettysburg, Pennsylvania manufacturing plant and realized gross proceeds of approximately $375,000. Based upon this transaction approximately $127,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed. The net plant closing charge included in the consolidated statements of income was $868,000 for fiscal 1996. Net current assets and liabilities


                                      II-5                               Page 12
associated with the Gettysburg, Pennsylvania facilities as of August 31, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of August 31, 1996 are approximately $95,000 and management's expectations are that such assets should be disposed of within the next 6 months. All severance related payments have been made as of August 31, 1996. Amounts included in accrued liabilities associated with the plant closing as of August 31, 1996 total approximately $108,000.

     Interest expense decreased in fiscal 1996 to $1,335,956 from $1,913,231 in fiscal 1995 because of the pay down of debt with the positive cash flow provided from success of the Company's asset consolidation program and from operations, and to a lesser extent a reduction in the interest rate spread charged by the Company's bank. Interest expense increased in fiscal 1995 to $1,913,231 from $1,298,790 in fiscal 1994 due to higher prime interest rate as well as higher average loan balances for working capital to support the growth of the Company.

     Gain On Disposal Of Property, Plant and Equipment - During fiscal 1996, the Company sold an idle Gettysburg, Pennsylvania manufacturing plant and house and recorded a total gain of approximately $44,000 and also received final payment on a note from the sale of an idle manufacturing plant in Alabama over five years ago and recorded an approximate gain of $26,000 on the final payment.

     Provision For Income Taxes - The Company's effective book tax rate increased from approximately 8% in fiscal 1993 to 37% in fiscal 1994 and to 38% in fiscal 1995 and 38% in fiscal 1996. This increase in the effective book tax rate is primarily due to the adoption of SFAS 109 in the first quarter of fiscal 1994. The Company realized a $1,795,000 credit in the first quarter of fiscal 1994 as a result of this change in accounting principle. See Note 8 to the consolidated financial statements for more information.

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



                              EFFECTS OF INFLATION

     Inflation affects the Company's business principally in the form of cost increases for material and wages. Management has attempted to cover increased costs by increasing sales prices to the extent permitted by competition. During fiscal 1995 and 1994 there were substantial increases in the prices of lumber and other wood materials and this adversely affected the Company's results in fiscal 1995 and 1994. The Company increased its selling prices during this period to partially offset these increased costs. Historically, the Company has not been able to raise sales prices enough so as to offset all increased costs during all past years. The Company believes that its competitors also have not been able to raise their prices so as to offset all increased costs and therefore does not feel that the Company has incurred any material adverse effect on its competitive position. The Company believes that it has been able to minimize the effects of general inflation in the past by improving its manufacturing and purchasing efficiency and increasing its employee productivity. There can be no assurance that inflation will not have a material effect on the Company's business in the future.


                                      II-6                               Page 13

     During fiscal 1994 the Company opened a fabrication facility to supply certain high volume materials and components to its plants that had previously been purchased from outside suppliers. This facility has lowered the cost of those materials from prices paid to outside suppliers thus helping to offset some of the inflation it has experienced during recent years.

                    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company plans to adopt the provisions of SFAS No. 121 in the first quarter of fiscal 1997 and does not expect that adoption will have a material impact on its financial position or results of operations.

     ACCOUNTING FOR STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No.123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.


                                      II-7                               Page 14

                               DMI FURNITURE, INC.

                                    FORM 10-K
                        ITEMS 8, 14(a) 1 AND 2 AND 14(d)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:


                                                                     Page
                                                                     ----
Consolidated Financial Statements:
 Report of Independent Public Accountants                            F-1
 Consolidated Balance Sheets as of August 31, 1996 and
  September 2, 1995                                                  F-2, F-3
 Consolidated Statements of Income for the years ended
  August 31, 1996, September 2, 1995 and
  August 27, 1994                                                    F-4
 Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1996, September 2, 1995,
  and August 27, 1994                                                F-5
 Consolidated Statements of Cash Flows for the years
  ended August 31, 1996, September 2, 1995,
  and August 27, 1994                                                F-6, F-7

Notes to Consolidated Financial Statements                           F-8--F-19


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


                                      II-8                               Page 15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To DMI Furniture, Inc.:


We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. (a Delaware corporation) and subsidiary as of August 31, 1996 and September 2, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of August 31, 1996 and September 2, 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective August 29, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index To Consolidated Financial Statements and Schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP




October 11, 1996
Louisville, Kentucky


                                       F-1                               Page 16

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                      as of
                      August 31, 1996 and September 2, 1995


ASSETS                                                       1996          1995
------                                                       ----          ----

     (Note 2)

Current assets:
 Cash                                                     $96,546       $68,703
 Restricted cash (Note 4)                               1,061,537       225,707
 Accounts receivable, less allowance for
  doubtful accounts of $110,000 in 1996
  and $132,000 in 1995                                  7,458,800    10,748,438
 Inventories (Note 9)                                   9,853,201    13,264,543
 Other current assets                                     259,270       338,332
 Current portion of deferred income taxes (Note 8)        781,973       925,000
                                                       ----------    ----------
  Total current assets                                 19,511,327    25,570,723
                                                       ----------    ----------
Property, plant and equipment, at cost:
 Land                                                     753,572       811,936
 Buildings and improvements                             7,598,223     8,632,172
 Machinery and equipment                               10,784,515    11,475,888
 Leasehold improvements                                   620,308       610,006
 Construction in progress                                       0        43,667
                                                       ----------    ----------
                                                       19,756,618    21,573,669
 Less accumulated depreciation                          8,843,575     9,552,954
                                                       ----------    ----------
  Net property, plant and equipment                    10,913,043    12,020,715
                                                       ----------    ----------

Other assets:
 Intangible pension asset                                 380,106       558,095
 Other                                                    373,287       362,466
                                                       ----------    ----------
 Total other assets                                       753,393       920,561
                                                       ----------    ----------

Total assets                                          $31,177,763   $38,511,999
                                                       ----------    ----------
                                                       ----------    ----------

                             See accompanying notes.


                                       F-2                               Page 17

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                      as of
                      August 31, 1996 and September 2, 1995
                                   (continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                         1996          1995
------------------------------------                         ----          ----
Current liabilities:
 Trade accounts payable                                $3,164,821    $3,134,625
 Accrued liabilities  (Note 9)                          1,990,325     1,882,915
 Accrued dividends on preferred stock (Note 5)                  0       389,416
 Long-term debt due within one year  (Note 2)           2,029,904     1,006,755
                                                        ---------     ---------
  Total current liabilities                             7,185,050     6,413,711
                                                        ---------     ---------
Long-term liabilities:
 Long-term debt (Note 2)                               11,631,514    20,030,649
 Accrued pension costs (Note 7)                           816,598       905,332
 Deferred compensation  (Note 7)                          376,490       434,203
 Deferred income tax (Note 8)                             114,138        71,000
                                                        ---------     ---------
  Total long-term liabilities                          12,938,740    21,441,184
                                                       ----------    ----------
Commitments and contingencies (Notes 3 & 4)

Stockholders' equity:  (Notes 5 & 6)
 Series C convertible preferred stock, $2 par
  value, 1,995,050 (2,020,000 in 1995) shares
  authorized and outstanding, (liquidation
  preference of $2 per share plus unpaid dividends)     3,990,100     4,040,000
 Common stock, $.10 par value, 9,600,000 shares
  authorized, 3,051,312 shares outstanding
  (2,970,026 in 1995)                                     305,131       297,003
 Additional paid-in capital                            15,185,079    15,106,984
 Retained deficit                                      (8,402,337)   (8,762,883)
 Minimum pension liability                                (24,000)      (24,000)
                                                          -------       -------
Total stockholders' equity                             11,053,973    10,657,104
                                                       ----------    ----------


Total liabilities and stockholders' equity            $31,177,763   $38,511,999
                                                      -----------   -----------
                                                      -----------   -----------


                             See accompanying notes.


                                       F-3                               Page 18

                               DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended
                                                 ----------------------------------------------------
                                                    August 31,      September 2,        August 27,
                                                          1996              1995              1994
                                                          ----              ----              ----

Net sales  (Note 11)                               $55,562,751       $67,773,444       $60,932,235

Cost of sales                                       44,948,772        56,013,705        49,615,124
                                                    ----------        ----------        ----------
                                                    10,613,979        11,759,739        11,317,111
                                                    ----------        ----------        ----------
Selling, general and
 administrative expenses                             7,843,052         8,571,849         8,330,929

Plant closing reserve (Note 12)                        868,000                 -                 -

Other income (expense):
 Interest expense                                   (1,335,956)       (1,913,231)       (1,298,790)
 Interest income                                        12,314            16,878            18,632
 Gain on disposal of property,
  plant and equipment                                   74,685             2,040            16,922
 Other                                                 (45,127)           (3,720)           20,411
                                                        ------             -----            ------
                                                    (1,294,084)       (1,898,033)       (1,242,825)
                                                    ----------        ----------        ----------
Income before provision for income
 taxes, cumulative effect of a change in
 accounting principle and extraordinary item           608,843         1,289,857         1,743,357

Provision for income taxes (Note 8)                   (233,176)         (485,380)         (642,313)
                                                    ----------        ----------        ----------
Income before cumulative effect of a change
 in accounting principle and extraordinary item        375,667           804,477         1,101,044

Cumulative effect of a change in
 accounting for income taxes (Note 8)                      -                 -           1,795,000
                                                    ----------        ----------        ----------
Income before extraordinary item                       375,667           804,477         2,896,044

Extraordinary item--extinguishment of debt
 net of $22,000 tax benefit                                -                 -             (50,000)
                                                    ----------        ----------        ----------
Net income                                            $375,667          $804,477        $2,846,044
                                                    ----------        ----------        ----------
                                                    ----------        ----------        ----------
Income per share before cumulative
 effect of a change in accounting
 principle and extraordinary item                         $.07              $.14              $.19

Cumulative effect per share of a
 change in accounting for income taxes                       -                 -               .31
Extraordinary item                                           -                 -              (.01)
                                                          ----              ----              ----
Earnings per common share (Note 1)                      $  .07            $  .14            $  .49
                                                          ----              ----              ----
                                                          ----              ----              ----


                             See accompanying notes.


                                       F-4                               Page 19

                               DMI FURNITURE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Three years ended August 31, 1996

                                Series C    Number of             Number of
                             Convertible     Series C                Common   Additional        Retained       Minimum
                               Preferred       Shares    Common      Shares      Paid-In        Earnings       Pension
                                   Stock  Outstanding     Stock Outstanding      Capital       (Deficit)     Liability      Total
                                   -----  -----------     ----- -----------      -------       ---------     ---------      -----
BALANCES AT AUGUST 28, 1993   $4,040,000   2,020,000   $293,226  2,932,264   $14,861,010   ($11,720,988)      -        $7,473,248

Net income                         -           -          -          -             -          2,846,044       -         2,846,044
Dividends on preferred stock       -           -          -          -             -           (404,000)      -          (404,000)
Minimum pension liability          -           -          -          -             -              -        ($46,506)      (46,506)
Stock options                      -           -          -          -            95,416          -           -            95,416
Issuance of common stock           -           -          3,016     30,162        49,909          -           -            52,925
                              ----------   ----------     -----     ------        ------       ---------   ---------       ------
BALANCES AT AUGUST 27, 1994   $4,040,000   2,020,000   $296,242  2,962,426   $15,006,335    ($9,278,944)   ($46,506)  $10,017,127

Net income                         -           -          -          -             -            804,477       -           804,477
Dividends on preferred stock       -           -          -          -             -           (288,416)      -          (288,416)
Minimum pension liability          -           -          -          -             -              -         $22,506        22,506
Stock options                      -           -          -          -            87,760          -           -            87,760
Issuance of common stock           -           -            761      7,600        12,889          -           -            13,650
                              ----------   ----------     -----     ------        ------       ---------   ---------       ------
BALANCES AT September 2, 1995 $4,040,000   2,020,000   $297,003  2,970,026   $15,106,984    ($8,762,883)   ($24,000)  $10,657,104

Net income                         -           -          -          -             -            375,667       -           375,667
Dividends on preferred stock       -           -          -          -             -            (15,121)      -           (15,121)
Minimum pension liability          -           -          -          -             -              -           -                -
Conversion of stock              (49,900)    (24,950)     4,900     49,000        45,000          -           -                -
Issuance of common stock           -           -          3,228     32,286        33,095          -           -            36,323
                              ----------   ----------     -----     ------        ------       ---------   ---------       ------
BALANCES AT August 31, 1996   $3,990,100   1,995,050   $305,131  3,051,312   $15,185,079    ($8,402,337)   ($24,000)  $11,053,973
                              ----------   ----------  --------  ---------   -----------    ------------   ---------  -----------
                              ----------   ----------  --------  ---------   -----------    ------------   ---------  -----------

                             See accompanying notes.


                                       F-5                               Page 20

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended
                                                 --------------------------------------------
                                                  August 31,   September 2,      August 27,
                                                        1996           1995           1994
                                                        ----           ----           ----
Cash flows from operating activities:
 Net income                                         $375,667       $804,477     $2,846,044
 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
   Depreciation and amortization                   1,022,938      1,003,802        812,319
   Amortization of loan closing costs                 43,690         43,690         34,399
   Gain on disposal of property,
    plant and equipment                              (73,535)        (2,040)       (16,922)
   Deferred income tax                               186,165        416,000     (1,270,000)
   Pension costs                                      89,255        (66,305)         8,244
   Deferred compensation                             (57,713)       (99,706)       (79,963)
   Changes in assets and liabilities:
    Accounts receivable                            3,179,702       (767,923)    (2,407,439)
    Inventories                                    3,411,342      1,327,674     (2,837,556)
    Other assets                                     152,991         29,672       (152,583)
    Trade accounts payable                            30,196     (2,258,972)     2,072,284
    Accrued liabilities                              143,734       (223,036)       (10,875)
                                                     -------       ---------       --------
   Total adjustments                               8,128,765       (597,144)    (3,848,092)
                                                   ---------       ---------    -----------
 Net cash provided (used) by
  operating activities                             8,504,432        207,333     (1,002,048)
                                                   ---------        -------     -----------
Cash flows from investing activities:
 Capital expenditures                               (537,959)      (655,304)    (4,233,651)
 Payments received on notes receivable               135,750         10,708         16,777
 Proceeds from the disposal of property,
  plant and equipment                                541,974          2,500         17,125
                                                     -------          -----         ------
Net cash provided (used) by investing activities     139,765       (642,096)    (4,199,749)
                                                     -------       ---------    -----------

                             See accompanying notes.


                                       F-6                               Page 21

                               DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)



                                                       Years Ended
                                        ----------------------------------------
                                         August 31,  September 2,    August 27,
                                               1996          1995          1994
                                               ----          ----          ----

Cash flows from financing activities:
 Borrowings from line-of-credit          15,898,000    26,172,000    25,150,000
 Payments on line-of-credit             (21,950,000)  (24,600,000)  (21,950,000)
 Additions to long-term debt                 50,380        72,497     6,360,000
 Payment of bonds from new issue                  -             -    (2,940,000)
 Payments of long-term debt              (1,374,366)     (958,746)     (663,337)
 Restricted cash                           (835,830)       18,293      (244,000)
 Cash dividends on preferred stock         (404,537)     (404,000)     (404,000)
 Proceeds from stock options exercised            -         1,650        52,925
                                           ---------     ---------     ---------
 Net cash provided (used) by
  financing activities                   (8,616,353)      301,694     5,361,588
                                         -----------      -------     ---------
Increase (decrease) in cash                  27,844      (133,069)      159,791

Cash, beginning of year                      68,703       201,772        41,981
                                             ------       -------        ------
Cash, end of year                           $96,547       $68,703      $201,772
                                            -------       -------      --------

Cash paid for:
 Interest                                $1,368,703    $1,865,102    $1,334,961
                                         ----------    ----------    ----------

 Income taxes                               $85,863       $76,432      $145,596
                                            -------       -------      --------



                             See accompanying notes.


                                       F-7                               Page 22

DMI FURNITURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY - The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry - the Company manufactures, imports, and sells low to medium priced bedroom furniture, commercial and home office furniture, desks, accent furniture, and tables and chairs. It's principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States.

     INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market.

     DEPRECIATION - Depreciation is provided on the basis of estimated useful lives of the property, plant and equipment, using the straight-line method. The useful lives of property, plant and equipment are as follows: Building and leasehold improvements, 8-35 years; and machinery and equipment, 3-13 years.

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

     EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period (1996- 5,713,277; 1995- 5,707,832; 1994 - 5,791,235), and
assumes the conversion of the Series C Preferred Stock into common stock.

     CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of the Consolidated Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

     ADVERTISING - The Company expenses advertising-type costs as incurred. Advertising expense was approximately $578,000 and $573,000 in fiscal 1996 and 1995.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.


                                       F-8                               Page 23

     LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company plans to adopt the provisions of SFAS No. 121 in the first quarter of fiscal 1997 and does not expect that adoption will have a material impact on its financial position or results of operations.

     ACCOUNTING FOR STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No.123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

2.   LONG-TERM DEBT

Long-term debt consists of the following:
                                                     1996            1995
                                                     ----            ----
Economic Development Revenue
 Bonds; payable in annual increasing
 maturities ($305,000 in 1997) and a final
 maturity on October 1, 2003 of $415,000;
 weekly adjustable coupon interest rate
 (3.73% on 8/31/96) and payable monthly.         $2,850,000      $3,140,000
Economic Development Revenue
 Bonds; payable in annual increasing
 maturities ($240,000 in 1997) and a final
 maturity on June 1, 2004 of $405,000;
 weekly adjustable coupon interest rate
 (3.73% on 8/31/96) and payable monthly.          2,515,000       2,735,000
Term note payable to bank; due
 in monthly principal installments of
 $33,333 and one final installment
 of $2,133,334 in November, 1997;
 interest at prime plus .75%.
 (9% at August 31, 1996)                          2,169,341        2,933,337
$13,500,000 revolving master note
 payable to bank; interest at prime plus
 .5%; expires November, 1997.
 (8.75% at August 31, 1996)                       5,969,619       12,021,619
Capital leases on equipment; payable
 quarterly through December, 1998;
 interest at various rates.                         157,458          207,448
                                                -----------      -----------
                                                 13,661,418       21,037,404
  Less portion due within one year                2,029,904        1,006,755
                                                -----------      -----------
                                                $11,631,514      $20,030,649
                                                -----------      -----------
                                                -----------      -----------


                                       F-9                               Page 24

     Substantially all assets are pledged to collateralize long-term debt. On August 31, 1996, the Company had $1,666,000 additional borrowings available under the formula for calculating its available borrowings.

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

     The aggregate maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows:

     1997                             $2,029,904
     1998                              7,352,526
     1999                                625,530
     2000                                653,458
     2001                                685,000
     Thereafter                        2,315,000
                                       ---------
                                      $13,661,418
                                      -----------
                                      -----------

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


     Future minimum lease payments at August 31, 1996 under these leases are as follows:

     1997                          $481,697
     1998                           373,699
     1999                           298,624
     2000                           137,731
     2001                            13,759
                                  ---------
     Total minimum payments      $1,305,510
                                 ----------
                                 ----------

     Rent expense under operating leases charged to operations during fiscal years 1996, 1995 and 1994 was $747,412, $815,273 and $760,794, respectively.


                                      F-10                               Page 25

4.  COMMITMENTS AND CONTINGENCIES

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $39,000. The Company has established a reserve reflecting its estimate of probable environmental liabilities in connection with the proceedings based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. As of August 31, 1996 the Company has accrued approximately $126,000 for these potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses during fiscal 1996 were not material. See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page II-3.

     The Company has entered into individual employment agreements with certain of its officers which expire at various times through December 31, 1998. Certain of these agreements provide for lump sum payments in the event employment is terminated as a result of a change in ownership of the Company as defined in the agreements. The Company has funded $1,000,000 in escrow agreements to provide for partial funding of any payments that may be required under the agreements.

     The Company had letters of credit outstanding totaling $1,521,000 at August 31, 1996, and $1,408,000 at September 2, 1995. These letters of credit were issued for the purchase of inventory from foreign sources.


5.   CONVERTIBLE PREFERRED STOCK

     Annual dividends on each share of Series C will be the lower of (i) twenty cents or (ii) the Company's net income in excess of $500,000 for the previous fiscal year divided by the number of shares of Series C outstanding on the last day of the previous fiscal year. The liquidation value of the Series C is the sum of $2.00 per share plus any unpaid dividends on such share. The Company is not required to redeem the Series C. If it is redeemed, however, the redemption price is $3.00 per share. The Company has the right to negotiate a redemption price other than the prices stated above with willing Series C


                                      F-11                               Page 26
stockholders. For any future conversion of the Series C into the Company's common stock, the purchase price to be paid for the common stock is fixed at $1.63 per share of common stock for approximately 87% of the outstanding Series C, and $1.00 per share of common stock for the remaining shares.

     Holders of Series C will have the right, upon request by holders of ten percent of the Series C, to elect a majority of the Board of Directors upon the accumulation of dividends in arrears of at least $269,500 or if the Company fails to earn annual net income of at least $769,500, or the occurrence of an event of noncompliance. A majority of the Series C stockholders must be present at the special meeting to constitute a quorum. Holders of a majority of the Series C have waived their right to elect a majority of the directors during fiscal 1997 as a result of the Company's failure to earn at least $769,500 in net income during fiscal 1996.


     The Company's Certificate of Incorporation restricts payment of cash dividends on the common stock to 10% of the Company's net income for the immediately preceding fiscal year, after deduction of dividends paid in that year on the Series C preferred stock.

     In liquidation, the Series C shares are entitled to receive their liquidation value before a distribution to common stockholders.

6.   STOCK OPTIONS

     Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders February, 1989. In February, 1994 the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 31, 1996 follows:


                                      F-12                               Page 27

                                                          Option Price
                                                          ------------
                                   Shares           Per Share       Total
                                  --------         -----------      -----
Options outstanding
 at August 28, 1993                267,560        $1.375-$2.625    $480,395
Granted in 1994                    170,377             $1.69        287,937
Exercised in 1994                  (17,162)       $1.375-$2.625     (24,550)
Granted in 1995                    186,724             $1.405       262,347
Exercised in 1995                   (1,200)            $1.375        (1,650)
Granted in 1996                     96,500             $1.625       156,813
Expired in 1996                    (47,500)       $1.375-$2.625     (74,688)
                                  ---------                        ---------
Options outstanding
 at August 31, 1996                655,299        $1.375-$2.625   $1,086,604
                                  ---------                      -----------
                                  ---------                      -----------
Options exercisable
 at August 28, 1993                178,560        $1.375-$1.625    $246,770
Became exercisable
 in 1994                           199,947         $1.69-$2.625     365,033
Exercised in 1994                  (17,162)       $1.375-$2.625     (24,550)
Became exercisable
 in 1995                           216,984         $1.405-$2.625    341,780
Exercised in 1995                   (1,200)            $1.375        (1,650)
Became exercisable
 in 1996                            29,370             $2.625        77,096
Expired in 1996                    (47,500)        $1.375-$2.625    (74,688)
                                   --------                         --------
Options exercisable
 at August 31, 1996                558,999         $1.375-$2.625   $929,791
                                  ---------                        ---------
                                  ---------                        ---------

     In addition to the above, the Company has granted non-qualified options for 180,000 shares of common stock for $1.38 to $2.50 per share to certain employees/directors which have a total option price of approximately $390,000. The options are immediately exercisable for up to ten years after the date of grant.

     The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 31, 1996 follows:


                                      F-13                               Page 28

                                                           Option Price
                                                           ------------
                                    Shares           Per Share        Total
                                    ------           ---------        -----
Options outstanding at
 August 28, 1993                    92,000         $1.19-$2.875    $196,885
Options granted in 1994              4,000                $3.50      14,000
Exercised in 1994                  (13,000)        $1.50-$2.625     (28,375)
Granted in 1995                      4,000               $1.625       6,500
Granted in 1996                      3,000              $1.5625       4,688
                                    ------                          --------
Options outstanding at
 August 31, 1996                    90,000          $1.19-$3.50    $193,698
                                    ------                         ---------
                                    ------                         ---------
Options exercisable
 at August 28, 1993                 86,000         $1.19-$2.625    $182,635
Became exercisable
 in 1994                             4,000        $1.375-$2.875       8,500
Exercised in 1994                  (13,000)        $1.50-$2.625     (28,375)
Became exercisable in 1995           4,000         $2.875-$3.50      12,750
Became exercisable in 1996           4,000         $1.625-$3.50      10,250
                                    ------                          -------
Options exercisable
 at August 31, 1996                 85,000          $1.19-$3.50    $185,760
                                    ------                         --------
                                    ------                         --------

7.   PENSION PLANS

     The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $169,000 in fiscal 1996, $180,000 in fiscal 1995, and $170,000 in fiscal 1994.
Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company's policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under ERISA.

     Net pension costs for the defined benefit plan in fiscal 1996, fiscal 1995 and fiscal 1994 was computed as follows:

                                   1996        1995      1994
                                   ----        ----      ----
    Service cost-benefits
     earned                        $70,598     $71,090   $67,106
    Interest cost on projected
     benefit obligation            191,020     180,937   170,178
    Actual return on plan assets  (126,034)   (105,366)  (31,487)
    Amortization of transition
     obligation                     13,686      13,686    13,686
    Amortization of unrecognized
     prior service cost             19,327      19,327    16,505
    Net deferred asset gain(loss)        -           -   (65,601)
                                   -------     -------   -------
     Net pension expense          $168,597    $179,674  $170,387
                                  --------    --------  --------
                                  --------    --------  --------


                                      F-14                               Page 29

     The funded status of the defined benefit plan at August 31, 1996 and September 2, 1995 is shown below:

Actuarial present value of
accumulated plan benefits:
                                                     1996           1995
                                                     ----           ----
Vested                                           $(2,366,236)   $(2,323,918)
Non-vested                                           (37,459)       (58,710)
                                                 -----------    -----------
Accumulated/projected benefit obligation          (2,403,695)    (2,382,628)
Plan assets at fair market value                   1,587,097      1,477,296
                                                 -----------    -----------
Projected benefit obligation
 in excess of plan assets                           (816,598)      (905,332)
Unrecognized transition liability                    138,692        205,285
Unrecognized net (gain)/loss                         (55,257)        37,976
Unrecognized prior service cost                      241,414        352,834
Adjustment required to
 recognize minimum liability                        (324,849)      (596,095)
                                                 -----------    -----------

Accrued pension liability                          $(816,598)     $(905,332)
                                                 -----------    -----------
                                                 -----------    -----------

     The projected benefit obligation for service rendered was determined using an assumed discount rate of 8.25% and an assumed rate of return on plan assets of 8.25%. The assets of the plan are invested in equity and fixed income securities.

     The Company has a defined contribution 401(k) type retirement plan which covers substantially all salaried employees. Costs charged to operations in fiscal 1996, fiscal 1995 and fiscal 1994 were $57,000, $65,400 and $63,700, respectively.

     The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989. The present value of future payments under the plan accrued at August 31, 1996 and September 2, 1995 is $376,490 and $434,203, respectively. Plan costs charged to operations were approximately $40,000 in fiscal 1996, $27,000 in fiscal 1995, and approximately $37,000 in fiscal 1994.


8. INCOME TAXES

     In adopting SFAS No. 109, as of August 29, 1993, the Company recorded approximately $1,931,000 of deferred tax assets and $136,000 of deferred tax liabilities, resulting in a net deferred tax asset of $1,795,000. Such amount has been reflected in the Consolidated Statements of Income as the cumulative effect of an accounting change.


                                      F-15                               Page 30

     The tax effect of each temporary timing difference and carryforward that gives rise to significant deferred tax assets and deferred tax liabilities as of August 31, 1996 and September 2, 1995 are as follows (in thousands):


                                                        1996           1995
                                                        ----           ----

Net operating loss carryforwards                        $130           $143
Alternative minimum tax credit carryforward              187            187
Accumulated tax depreciation of property and
  equipment in excess of accumulated book
  depreciation and other related items                  (435)          (359)
Various accruals and reserves                            788            716
Inventory                                                106            142
Other                                                   (109)            25
                                                        ----           ----
Net deferred tax asset                                  $667           $854
                                                        ----           ----
                                                        ----           ----


      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. Based on this belief and the Company's historical and current pre-tax earnings as well as its expectations for the future, management believes it is more likely than not that the Company will realize its deferred tax assets including the benefits of the NOLs before they begin to expire. As a result, no valuation allowance was required as of August 31, 1996 and September 2, 1995. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.


     Income tax expense consisted of the following (in thousands):

                                                 Twelve Months Ended
                                        Aug. 31       Sept. 2,       Aug. 27,
                                         1996           1995           1994
                                         ----           ----           ----
Currently payable                         $47            $55            $68

Deferred                                  186            430            574
                                         ----           ----           ----
Total                                    $233           $485           $642
                                         ----           ----           ----
                                         ----           ----           ----

     The deferred tax provision for the twelve months ended August 31, 1996 and September 2, 1995, and August 27, 1994 consisted of the following (in thousands):

                                                   1996      1995      1994
                                                   ----      ----      ----

Utilization of net operating loss carryforwards     $13      $209      $441
Excess tax over book depreciation                    76       138        85
Other                                                97        83        48
                                                   ----      ----      ----
                                                   $186      $430      $574
                                                   ----      ----      ----
                                                   ----      ----      ----


                                      F-16                               Page 31

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                                                 Twelve Months Ended
                                        Aug. 31       Sept. 2,       Aug. 27,
                                         1996           1995           1994
                                         ----           ----           ----
Tax at 34% statutory rate                $207           $438           $593
State income taxes, net of
 federal benefit                           26             47             49
                                         ----           ----           ----
Income Taxes                             $233           $485           $642
                                         ----           ----           ----
                                         ----           ----           ----

     At August 31, 1996, the Company had the following NOLs available for income tax purposes (in thousands):

                    Expiration
                       Date                      Amount
                    ----------                   ------

                       2002                       $255
                       2004                         10
                       2006                        120
                                                  ----
                                                  $385
                                                  ----
                                                  ----

     The Company has alternative minimum tax credit carryforwards at August 31, 1996 of approximately $187,000 which have an unlimited carryforward period.


9. OTHER INFORMATION

Inventories - Inventories are summarized below:

                                                     1996           1995
                                                     ----           ----

Finished product                                  $4,794,000     $7,115,000
Work in process                                      521,000        785,000
Raw material                                       4,538,000      5,365,000
                                                  ----------    -----------
                                                  $9,853,000    $13,265,000
                                                  ----------    -----------
                                                  ----------    -----------

Accrued liabilities - Accrued liabilities are summarized below:


                                                     1996           1995
                                                     ----           ----

Property, payroll and other taxes                   $563,669       $457,936
Payroll, bonuses and commissions                     858,492        958,265
Interest                                              83,825        128,886
Other                                                499,882        337,828
                                                  ----------     ----------
                                                  $2,005,868     $1,882,915
                                                  ----------     ----------
                                                  ----------     ----------


                                      F-17                               Page 32

10.  QUARTERLY FINANCIAL DATA


     Quarterly financial data (unaudited - in thousands of dollars except per share amounts)


FISCAL 1996

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter    Year
                            -------   -------   -------   -------   -------

Net sales                   $17,729   $12,502   $12,397   $12,935   $55,563
Gross profit                  3,223     2,024     2,490     2,877    10,614

Net income (loss)              (184)     (151)      205       506       376

Income (loss) per
 common share (1)             $(.06)    $(.05)     $.04      $.09      $.07


FISCAL 1995

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter    Year
                            -------   -------   -------   -------   -------

Net sales                   $18,723   $17,451   $14,775   $16,824   $67,773
Gross profit                  3,566     2,942     2,529     2,723    11,760

Net income                      538       153        19        94       804

Income per common
 share (1)                     $.09      $.03         -      $.02      $.14

(1) Income per common share was calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. (Except when net loss in period common equivalent shares are omitted) (See Note 1).


11. MAJOR CUSTOMERS


     The Company's six largest customers accounted for approximately 34% of the Company's total sales in fiscal 1996. Four customers accounted for 34% of sales for the year ended September 2, 1995, one of which accounted for approximately 13% of sales. The loss of more than one of these customers at the same time or one of the largest six could have a material effect on the business of the Company. As of August 31, 1996, one customer accounted for approximately 10% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.


12.   PLANT CLOSING

     The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and


                                      F-18                               Page 33
warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. This charge included book provisions of approximately:
$160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility.

     Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of August 31, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of August 31, 1996 are approximately $95,000 and management's expectations are that such assets should be disposed of within the next 6 months. All severance related payments have been made as of August 31, 1996. Amounts included in accrued liabilities associated with the plant closing as of August 31, 1996 total approximately $108,000.

     During the fourth quarter of fiscal 1996 the Company sold the Gettysburg, Pennsylvania manufacturing plant and realized gross proceeds of approximately $375,000. Based upon this transaction approximately $127,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed. The net plant closing charge included in the consolidated statements of income was $868,000 for fiscal 1996. The Company recorded a gain on disposition of this manufacturing plant totaling approximately $44,000 which is included in other income (expense) on the accompanying consolidated statements of income.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company's debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes which reprice frequently.


14.  SOURCE AND SUPPLY OF LABOR


     Approximately 156 of the Company's 425 employees are covered by 2 collective bargaining agreements. Neither of the contracts with the union representing the Company's labor force are due to expire prior to April 1998.


                                      F-19                               Page 34

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.


                                      II-9                               Page 35

Part III.



Items 10, 11, 12 and 13.

     The information called for by this part (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than December 27, 1996.


                                      III-1                              Page 36

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


               None.


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


                                      IV-1                               Page 37

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


DATED:  October 18, 1996                DMI FURNITURE, INC.




                                        By:/S/Donald D. Dreher
                                        ----------------------
                                        President, Chairman of the Board and
                                        Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Vice President, Finance,
                              Chief Financial Officer
                              and Principal Accounting
/S/Joseph G. Hill             Officer and Director          October 18, 1996
-------------------------
Joseph G. Hill


/S/Thomas M. Levine           Director                      October 18, 1996
-------------------------
Thomas M. Levine


/S/Alexander N. Rubin, Jr.    Director                      October 18, 1996
-------------------------
Alexander N. Rubin, Jr.


/S/Joseph L. Ponce            Director                      October 18, 1996
-------------------------
Joseph L. Ponce


                              President, Chief
                              Executive Officer, Chairman
/S/Donald D. Dreher           of the Board and Director     October 18, 1996
-------------------------
Donald D. Dreher

                               DMI FURNITURE, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                          Additions
                                        Balance at         Charged                          Balance
                                         Beginning        to Costs                           at End
         Description                     of period      and Expenses     Deductions (A)    of Period
         -----------                    ----------      ------------     --------------    ---------

Allowance for Doubtful Accounts:

Year ended August 27, 1994               $141,409          $24,409          $64,649        $101,169
                                         --------         --------         --------        --------
                                         --------         --------         --------        --------

Year ended September 2, 1995             $101,169         $237,004         $205,996        $132,177
                                         --------         --------         --------        --------
                                         --------         --------         --------        --------

Year ended August 31, 1996               $132,177          $82,913         $105,099        $109,991
                                         --------         --------         --------        --------
                                         --------         --------         --------        --------

     (A)  Charge-offs net of recoveries.


                                       S-1                               Page 39

Item 14(a)3.   EXHIBITS


                                                                         10-K
               No.                                                     Page No.
             ------                                                    --------

             (3)(a)   Restated Certificate of Incorporation            E1 - E38
*               (b)   Bylaws

             (4)(a)   Restated Certificate of Incorporation            E1 - E38
*               (b)   Bylaws

*******     (10)(a)   1988 Stock Option Plan for Employees
*********       (b)   Nonemployee Director Stock Option Program
**********      (c)   Form of Indemnification Agreement
**********      (d)   Amendment of Employment Agreement and
                      Officer Severance Agreement dated as of
                      May 19, 1988 between Joseph G. Hill and
                      DMI Furniture, Inc.
*               (e)   First Amendment To Amended And Restated Credit
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated October, 1994
****            (f)   Extension and Renewal of Employment Agreement
                      as of January 1, 1996 between DMI Furniture,
                      Inc. and Donald D. Dreher.
******          (g)   Credit Agreement with Bank One,
                      Indianapolis, N.A. dated December 4, 1993.
**********      (h)   Amendment of Employment Agreement and
                      Officer Severance Agreement dated as of
                      May 19, 1988 between Donald D. Dreher and
                      DMI Furniture, Inc.
********        (i)   Amended and Restated Credit Agreement between
                      Bank One, Indianapolis, National Association,
                      and DMI Furniture, Inc. dated June 9, 1994.
********        (l)   Loan Agreement between City of Huntingburg,
                      Indiana and DMI Furniture, Inc. dated June 1,
                      1994.
*********       (j)   1993 Long Term Incentive Stock Plan for
                      Employees
*********       (k)   Stock Compensation and Deferral Plan for
                      Outside Directors.
**              (n)   Second Amendment To Amended And Restated Credit
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated January, 1995.
**              (o)   Third Amendment To Amended And Restated Credit
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated March, 1995.
**              (p)   Fourth Amendment To Amended And Restated Credit
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated September 20,
                      1995.
                (q)   Fifth Amendment To Amended And Restated Credit   E39 - E42
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated November 1, 1995.

                (r)   Sixth Amendment To Amended And Restated Credit   E43 - E46
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated January 11, 1996.
                (s)   Seventh Amendment To Amended And Restated Credit E47 - E53
                      Agreement between Bank One, Indianapolis, N.A.
                      and DMI Furniture, Inc. dated July 17, 1996.
*********       (t)   Loan  Agreement between City of Huntingburg,
                      Indiana and DMI Furniture, Inc. dated as of
                      October 1, 1993.
                (u)   Escrow Agreements between DMI Furniture, Inc.,   E54 - E63
                      Bank One, Indianapolis, N.A., The Fifth Third
                      Bank of Kentucky, and Donald D. Dreher and
                      Joseph G. Hill.
                (v)   Extension and Renewal of Employment Agreement    E64 - E70
                      as of September 11, 1996 between DMI Furniture,
                      Inc. and Joseph G. Hill.

              (11)    Statement re:  Computations of earnings
                      per share                                        E71

               (21)   List of subsidiaries                             E72

               (23) Consent of Arthur Andersen LLP to incorporation E73 of audit report into S-8 registration.

               (27)   Financial Data Schedule                           E74

--------------------------------------------------------------------------------
*                Incorporated by reference to annual report on Form 10-K
                  for the fiscal year ended August 27, 1994

**               Incorporated by reference to annual report on Form 10-K
                  for the fiscal year ended August 31, 1996

***              Incorporated by reference to annual report on Form 10-Q
                  for the fiscal quarter ended March 4, 1995

****             Incorporated by reference to Form 8-K dated April 22, 1996.

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