Form 10-Q
period 1996-11-30
DMI FURNITURE INC
filed 1997-01-10
CIK 225261

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      FORM 10-Q



            Quarterly Report Under Section 13 or 15 (d) of The Securities
                                 Exchange Act of 1934


                    For the fiscal quarter ended November 30, 1996
                    ----------------------------------------------

                            Commission File Number 0-4173
                            -----------------------------

                                 DMI FURNITURE, INC.
                                 --------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /x/        No / /


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.

CLASS - Common Stock, Par Value $.10 per Share

OUTSTANDING AT NOVEMBER 30, 1996 - 3,056,212

INDEX


                                                                       PAGE

Part I. Financial Information

        Consolidated Balance Sheets - November 30, 1996
         and August 31, 1996                                           3, 4

        Consolidated Statements of Operations - Three Months
         Ended November 30, 1996 and December 2, 1995                     5

        Consolidated Statements of Cash Flows - Three Months
         Ended November 30, 1996 and December 2, 1995                  6, 7

        Notes to Consolidated Financial Statements                     8-11

        Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                12-14


Part II. Other Information                                            15-18

Index to Exhibits

     11. Calculations of Earnings Per Share                              19

     27. Financial Data Schedule                                         20

                              PART I. FINANCIAL INFORMATION

                                  DMIFURNITURE INC.

                             CONSOLIDATED BALANCE SHEETS

                                (Amounts in thousands)


           ASSETS                                   Nov. 30,       Aug. 31,
           ------                                       1996           1996
                                                      ------         ------
Current assets:
  Cash                                                    $30          $97
  Restricted cash for debt payments                     1,107        1,061
  Accounts receivable - net                            10,114        7,459
  Inventories (Note 4)                                 10,846        9,853
  Other current assets                                    350          259
  Current portion of deferred income taxes (Note 2)       300          782
                                                       ------       ------
    Total current assets                               22,747       19,511


Property, plant and equipment - at cost (Note 1)       19,853       19,757
  Less accumulated depreciation                         9,107        8,844
                                                       ------       ------
    Net property, plant and equipment                  10,746       10,913

Other assets:
  Intangible pension asset                                380          380
  Other                                                   164          374
                                                       ------       ------
                                                          544          754
                                                       ------       ------


                                                      $34,037      $31,178
                                                      -------      -------
                                                      -------      -------


                               See accompanying notes.

                                 DMI FURNITURE, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (Continued)
                                (Amounts in thousands)


                                                     Nov. 30,     Aug. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996         1996
------------------------------------                   ------       ------
Current liabilities:
  Trade accounts payable                               $3,411       $3,165
  Accrued liabilities  (Note 7)                         2,201        1,990
  Accrued dividends on preferred
   stock (Note 6)                                         185            0
  Long-term debt due within one year                    2,025        2,030
                                                       ------       ------
    Total current liabilities                           7,822        7,185


Long-term liabilities:
  Long-term debt                                       13,227       11,632
  Accrued pension costs                                   762          817
  Deferred compensation                                   361          376
  Deferred income taxes (Note 2)                          114          114
                                                       ------       ------
                                                       14,464       12,939

Stockholders' equity:
  Series C convertible preferred stock,
   $2 par value, 1,995,050 authorized
   and outstanding                                      3,990        3,990
  Common stock                                            306          305
  Additional paid-in capital                           15,205       15,185
  Retained deficit                                     (7,726)      (8,402)
  Minimum pension liability                               (24)         (24)
                                                       ------       ------
    Total stockholders' equity                         11,751       11,054
                                                       ------       ------

                                                      $34,037      $31,178
                                                      -------      -------
                                                      -------      -------


                               See accompanying notes.

                                 DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Amounts in thousands)


                                     (Unaudited)


                                                        THREE MONTHS ENDED
                                                      --------------------
                                                        Nov. 30,   Dec. 2,
                                                            1996      1995
                                                           ------    ------
Net sales                                                $15,789   $17,729

Cost of sales                                             12,011    14,506
                                                           ------    ------
Gross profit                                               3,778     3,223

Selling, general and
  administrative expenses                                  2,216     2,073

Plant closing reserve (Note 7)                              (118)      995
                                                           ------    ------
Operating profit                                           1,680       155

Interest expense (net)                                      (292)     (420)
                                                           ------    ------
Income (loss) before benefit (provision) for income taxes  1,388      (265)

Benefit (provision) for income taxes (Note 2)               (527)       81
                                                           ------    ------
Net income (loss) (Note 7)                                  $861     ($184)
                                                           ------    ------
                                                           ------    ------

Earnings (loss) per common share (Notes 3 and 7)            $.15     $(.06)
                                                           ------    ------
                                                           ------    ------


                                See accompanying notes.

                              DMI FURNITURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)
                                  (Unaudited)


                                                      THREE MONTHS ENDED
                                            -----------------------------------
                                                  Nov. 30,             Dec. 2,
                                                      1996                1995
                                            ---------------     ---------------
Cash flows from operating activities:
 Net income (loss) (Note 7)                            $861              ($184)
 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
   Depreciation and amortization                        263                263
   Deferred income taxes (Note 2)                       482               (110)
   Pension costs                                        (55)                (9)
   Deferred compensation                                (15)               (15)
   Changes in assets and liabilities:
    Accounts receivable                              (2,655)             1,356
    Inventories                                        (993)             1,729
    Other assets                                        150                (58)
    Trade accounts payable                              246                532
    Accrued liabilities (Note 7)                        108              1,205
                                                 ----------         ----------
  Total adjustments                                  (2,469)             4,893
                                                 ----------         ----------
  Net cash provided (used) by
  operating activities                               (1,608)             4,709
                                                 ----------         ----------
Cash flows provided (used) by
 investing activities:
  Capital expenditures                                  (96)               (54)
  Proceeds from the disposal of property,
   plant and equipment                                  124                  -
                                                 ----------         ----------
  Cash provided (used) by investing
   activities                                            28                (54)
                                                 ----------         ----------

                               See accompanying notes.

                            DMI FURNITURE, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (continued)
                          (Amounts in thousands)
                               (Unaudited)



                                                      THREE MONTHS ENDED
                                            -----------------------------------
                                                  Nov. 30,             Dec. 2,
                                                      1996                1995
                                            ---------------     ---------------
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                     $4,950             $4,750
  Payments on line of credit                         (2,800)            (8,850)
  Payments on long term debt                           (560)              (419)
  Cash dividends on preferred stock (Note 6)              -               (177)
                                                 ----------         ----------
    Cash provided (used) by
     financing activities                             1,590             (4,696)
                                                 ----------         ----------

Increase (Decrease) in cash                              10                (41)

Cash - beginning of period                               97                295
                                                 ----------         ----------
Cash - end of period                                   $107               $254
                                                 ----------         ----------
                                                 ----------         ----------


Cash paid for:
  Interest                                             $287               $461
                                                 ----------         ----------
                                                 ----------         ----------

  Income taxes                                          $69                  -
                                                 ----------         ----------
                                                 ----------         ----------



                               See accompanying notes.

                                 DMI FURNITURE, INC.

              Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

    The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at November 30, 1996 and for the three months ended November 30, 1996 and December 2, 1995 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1997 fiscal year.

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

    The specific useful lives of property, plant, and equipment are as follows:

         Building and Leasehold Improvements     8 - 35 yrs.
         Machinery and Equipment                 3 - 13 yrs.


(2) INCOME TAXES

    Income tax expense (benefit) consisted of the following (in thousands):

                  Three Months Ended
                 Nov. 30,       Dec. 2,
                  1996           1995
                  ----           ----
Current            $45            $29

Deferred           482           (110)
                  ----           -----
Total             $527           $(81)
                  ----           -----

    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):



                         Three Months Ended
                         Nov. 30,   Dec. 2,
                             1996      1995
                             ----      ----
Tax at 34% statutory
  rate                       $472      $(90)

State income taxes             55         9
                             ----      ----
Income Taxes                 $527      $(81)
                             ----      ----
                             ----      ----


(3) EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock. For the three month period December 2, 1995, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share. See Exhibit 11 for more information.


(4) INVENTORIES

    Inventories were comprised of the following at November 30, 1996 and August 31, 1996:

                               November 30, 1996     August 31, 1996
                               -----------------     ---------------
    Finished Products             5,634,000            $4,794,000
    Work in Process                 521,000               521,000
    Raw Materials                 4,691,000             4,538,000
                                  ---------             ---------
                                $10,846,000            $9,853,000
                                -----------            ----------
                                -----------            ----------


(5) OTHER MATTERS

    The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under
Superfund or similar state statutes.   These proceedings are based  on
allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $52,000. The Company has established a reserve reflecting its estimate of probable environmental liabilities in connection with the proceedings based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. As of November 30,

1996 the Company has accrued approximately $113,000 for these potential
environmental liabilities.    The ultimate costs of the Company's environmental
liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other
responsible parties.   Due to the limited nature of the Company's involvement in
these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses during the first quarter of fiscal 1997 were not material. See "Item 3. Legal Proceedings".


(6) DIVIDENDS

    The dividends on Series C Preferred Stock accrued in a fiscal year are not payable until the following fiscal year.


(7)  PLANT CLOSING

    On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities should result in lower manufacturing overhead and plant administrative costs in future periods. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge included book provisions of: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs expected to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility.

    Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of November 30, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of November 30, 1996 are approximately $10,000.

    During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed.

(8)  LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997 and that adoption did not have a material impact on its financial position or results of operations.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the first quarter of fiscal 1997 decreased $1,940,000 or 11% from the first quarter of fiscal 1996. This decrease was primarily the result of decreased sales of residential desks, bedroom furniture, and wood parts to trade customers, partially offset by an increase in office furniture sales. Office furniture sales increased 12%; sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant decreased 23%; sales of residential desks decreased 51%; and bedroom
furniture sales decreased 6%.    The decreases were primarily the result of  a
weak retail furniture environment and because in last year's first quarter a larger drop ship import order was shipped for a major customer than in the current year.

Gross Margin - The Company's gross margin in the first quarter of fiscal 1997 was 23.9% compared to 18.2% in the first quarter of fiscal 1996. This increase in gross margin was primarily the result of: higher margin product sales mix; lower overall production and warehousing overhead expenses as a result of the success of the Company's asset consolidation program; lower material costs; and improved operations at the Company's fabrication plant.

Selling, General and Administrative (S,G&A) Expense - For the first quarter of fiscal 1997, S,G&A expense amounted to $2,216,000 or 14.0% of sales compared to $2,073,000 or 11.7% of sales for the first fiscal quarter of 1996. This increase as a percentage of sales is primarily the result of the 11% sales decrease mentioned above and the semi-fixed nature of many S,G&A expenses.

Interest Expense - For the first quarter of fiscal 1997, net interest was $292,000 compared to $420,000 for the first quarter of fiscal 1996. This decrease was the result of lower bank debt balances than in the previous year due to the success of the Company's asset consolidation program.

    On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities has resulted in lower manufacturing overhead and plant administrative costs in future periods. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing which included a book provision of $160,000 related to the recording of property, plant, and equipment at net realizable value. (See Note 7)

    Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of November 30, 1996 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of November 30, 1996 are approximately $10,000.

    During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed.

    Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 58 days for the first three months of fiscal 1997 compared to 48 days for the three months of fiscal 1996. The increase is primarily due to seasonal drop shipments to a major customer whose account should be paid by the end of December, 1996. The Company's average days of inventory on hand averaged 81 days for the first three months of fiscal 1997 compared to 72 days for the first three months of fiscal 1996. This increase is primarily due to a temporary build-up of new import furniture and new office groups. The Company's order backlog at November 30, 1996 was approximately $7,266,000, a 7% increase from approximately $6,816,000 at the same time last year.


Key elements of the Consolidated Statements of Cash Flows:

                                                               Three Months
                                                             1997         1996
                                                             ----         ----
Net cash provided (used) by operating activities       $(1,608,000)  $4,709,000
Cash provided (used) for investing activities               28,000      (54,000)
                                                       -----------  -----------
Net cash flows from operating and investing activities  (1,580,000)   4,655,000
Cash provided (used) by financing activities             1,590,000   (4,696,000)
                                                       -----------  -----------
Net change in cash and cash equivalents                    $10,000     $(41,000)
                                                       -----------  -----------
                                                       -----------  -----------

    During the first three months of fiscal 1997 the Company used cash flows for operating activities of $1,608,000 primarily to finance significant import drop shipments in October, 1996 and to finance inventory of new import furniture and office groups, as compared to cash flows provided of $4,709,000 the previous year from the success of the Company's asset consolidation program. Investing activities provided $28,000 during the first three months of fiscal 1997 from the sale of the Gettysburg, Pennsylvania warehouse partially offset by capital expenditures, and used $54,000 during the first three months of fiscal 1996 primarily for capital expenditures. Financing activities provided $1,590,000 during the first three months of fiscal 1997 primarily in funding by debt compared to funds used of $4,696,000 the same three month period of the previous year to primarily pay down debt.

    The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $52,000. The Company has recorded a reserve of approximately $113,000 against potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to
owner/operators of the site and other responsible parties.   Due to the limited
nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings".

    The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings

    The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes, including the action described in the following paragraph. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $52,000. The Company has recorded a reserve of approximately $113,000 against potential environmental liabilities, including
potential liabilities in connection with the site described below.   The
ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to
owner/operators of the site and other responsible parties.   Due to the limited
nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held a special meeting of Series C Preferred Stockholders on September 11, 1996 to elect two Class II directors of the Company.

    Results of the voting were as follows:

                          For           %       Against      %      Abstain
                          ---           -       -------      -      -------
Mary F. Glasscock         1,588,621     100
Mark E. Pulliam           1,588,621     100

    There were 1,588,621 shares of Preferred Stock represented present in person or by proxy at the meeting constituting 80% of the 1,995,050 shares of Preferred Stock outstanding, therefore a quorum was present at the meeting.


    The Company held its annual meeting of security holders on December 20, 1996 at which security holders; (a) elected eight directors of the Company for the ensuing year, and, (b) ratified the appointment of Arthur Andersen LLP as auditors for the year 1997.

    Results of the voting in connection with these items were as follows:

ELECTION OF DIRECTORS
                        For            %         Against   %         Abstain
                        ---            -         -------   -         -------
CLASS I
Donald D. Dreher        2,389,856      99        22,374    1            0
Joseph G. Hill          2,389,809      99        22,421    1            0
Joseph L. Ponce         2,389,856      99        22,374    1            0
Alexander N. Rubin, Jr. 2,390,802      99        21,428    1            0
Thomas M. Levine        2,390,856      99        21,374    1            0
Thomas A. Dieruf        2,390,882      99        21,348    1            0


CLASS II
Mary F. Glasscock       1,788,541      100
Mark E. Pulliam         1,788,541      100

RATIFICATION OF ACCOUNTANTS
                                                      Broker Nominee
      For        %    Against     %     Abstain     %     Unvoted
      ---        -    -------     -     -------     -     -------
  2,402,410      99   8,199       1      1,621      0        0



    There were 2,412,230 shares of Common Stock and 1,788,541 shares of Preferred Stock represented present in person or by proxy at the meeting constituting 79% of the 3,052,212 shares of Common Stock outstanding and 90% of the 1,995,050 shares of Preferred Stock outstanding, therefore a quorum was present at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

        (a)  EXHIBITS

             11.  Calculations of earnings per share.

             27.  Financial Data Schedule

        (b)  REPORTS ON FORM 8-K

              Form 8-K filed on September 19, 1996 with respect to the election of two Class II Directors is incorporated herein by reference.




              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DMI FURNITURE, INC.
                                                      (Registrant)


Date:  January 10, 1997                               /s/Joseph G. Hill
                                                      ------------------------
                                                      Joseph G. Hill
                                                      Vice President-Finance,
                                                      Chief Financial Officer,
                                                      Secretary & Treasurer