Form 10-Q
period 1997-03-01
DMI FURNITURE INC
filed 1997-03-31
CIK 225261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of The Securities
                             Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 1, 1997

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

OUTSTANDING AT MARCH 1, 1997 - 3,106,083

INDEX

Part I. Financial Information                                            Page
                                                                        ------

     Consolidated Balance Sheets - March 1, 1997
      and August 31, 1996                                                3, 4

     Consolidated Statements of Operations - Three and Six
      Months Ended March 1, 1997 and March 2, 1996                          5

     Consolidated Statements of Cash Flows - Six Months
      Ended March 1, 1997 and March 2, 1996                              6, 7

     Notes to Consolidated Financial Statements                          8-11

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               12-14

Part II. Other Information                                              15-17

Index to Exhibits

     11.  Calculations of Earnings Per Share                               18

     27.  Financial Data Schedule                                          19

                        PART I.  FINANCIAL INFORMATION

                              DMI FURNITURE, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)


         ASSETS                                                    March 1,     Aug. 31,
        --------                                                       1997         1996
                                                                   ---------    ---------
Current assets:
  Cash                                                                 $177          $97
  Restricted cash for debt payments                                   1,121        1,062
  Accounts receivable - net                                           7,289        7,459
  Inventories (Note 4)                                               10,434        9,853
  Other current assets                                                  271          259
  Current portion of deferred income taxes (Note 2)                     450          782
                                                                    --------     --------
     Total current assets                                            19,742       19,512

Property, plant and equipment - at cost (Note 1)                     20,148       19,757
  Less accumulated depreciation                                       9,351        8,844
                                                                    --------     --------
     Net property, plant and equipment                               10,797       10,913

Other assets:
  Intangible pension asset                                              380          380
  Other                                                                 166          373
                                                                    --------     --------
                                                                        546          753
                                                                    --------     --------

                                                                    $31,085      $31,178
                                                                    --------     --------
                                                                    --------     --------


                           See accompanying notes.

                              DMI FURNITURE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                            (Amounts in thousands)


                                                                   March 1,     Aug. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997         1996
-------------------------------------                             ----------   ----------
Current liabilities:
  Trade accounts payable                                             $2,756       $3,165
  Accrued liabilities  (Note 7)                                       2,284        1,990
  Accrued dividends on preferred
   stock (Note 6)                                                       225            0
  Long-term debt due within one year                                  2,014        2,030
                                                                  ----------   ----------
     Total current liabilities                                        7,279        7,185

Long-term liabilities:
  Long-term debt                                                     10,369       11,632
  Accrued pension costs                                                 723          817
  Deferred compensation                                                 336          376
  Deferred income taxes (Note 2)                                        114          114
                                                                  ----------   ----------
                                                                     11,542       12,939

Stockholders' equity:
  Series C convertible preferred stock,
   $2 par value, 1,995,050 authorized
   and outstanding                                                    3,990        3,990
  Common stock                                                          314          305
  Additional paid-in capital                                         15,315       15,185
  Retained deficit                                                   (7,331)      (8,402)
  Minimum pension liability                                             (24)         (24)
                                                                  ----------   ----------
     Total stockholders' equity                                      12,264       11,054
                                                                  ----------   ----------

                                                                    $31,085      $31,178
                                                                    -------      -------
                                                                    -------      -------



                            See accompanying notes.

                              DMI FURNITURE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Amounts in thousands)

                                  (Unaudited)


                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  --------------------      -------------------
                                                                   March 1,  March 2,       March 1,  March 2,
                                                                       1997      1996           1997      1996
                                                                  ---------- ---------     ---------- ---------
Net sales                                                           $13,867   $12,502        $29,656   $30,231

Cost of sales                                                        10,810    10,478         22,821    24,984
                                                                  ---------- ---------     ---------- ---------
Gross profit                                                          3,057     2,024          6,835     5,247

Selling, general and
 administrative expenses                                              2,086     1,891          4,302     3,964

Plant closing reserve (Note 7)                                            0         0           (118)      995
                                                                  ---------- ---------     ---------- ---------
Operating profit                                                        971       133          2,651       288

Interest expense (net)                                                 (269)     (348)          (561)     (768)
                                                                  ---------- ---------     ---------- ---------
Income (loss) before benefit (provision) for income taxes               702      (215)         2,090      (480)

Benefit (provision) for income taxes (Note 2)                          (267)       64           (794)      145
                                                                  ---------- ---------     ---------- ---------
Net income (loss) (Note 7)                                             $435     ($151)        $1,296     ($335)
                                                                      ------    ------        ------     ------
                                                                      ------    ------        ------     ------

Net income (loss) applicable to common stock                           $395     ($151)        $1,071     ($335)
                                                                      ------    ------        ------     ------
                                                                      ------    ------        ------     ------

Earnings (loss) per common share (Notes 3 and 7)                       $.07     $(.05)          $.22     $(.11)
                                                                      ------    ------        ------     ------
                                                                      ------    ------        ------     ------


                            See accompanying notes.

                              DMI FURNITURE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)
                                 (Unaudited)


                                                                   SIX MONTHS ENDED
                                                                ---------------------
                                                                 March 1,   March 2,
                                                                     1997       1996
                                                                ---------- ----------
Cash flows from operating activities:
  Net income (loss) (Note 7)                                       $1,296      ($335)
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
     Depreciation and amortization                                    507        513
     Deferred income taxes (Note 2)                                   332       (178)
     Pension costs                                                    (94)       141
     Deferred compensation                                            (40)       (26)
     Changes in assets and liabilities:
       Accounts receivable                                            170      3,413
       Inventories                                                   (581)     2,419
       Other assets                                                   136        167
       Trade accounts payable                                        (409)      (100)
       Accrued liabilities (Note 7)                                   387        398
                                                                ---------- ----------
       Total adjustments                                              408      6,747
                                                                ---------- ----------
       Net cash provided by
        operating activities                                        1,704      6,412
                                                                ---------- ----------
Cash flows used by
 investing activities:
  Capital expenditures                                               (391)      (157)
                                                                ---------- ----------
     Cash used by investing
      activities                                                     (391)      (157)
                                                                ---------- ----------


                            See accompanying notes.

                              DMI FURNITURE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (continued)
                            (Amounts in thousands)
                                 (Unaudited)


                                                                   SIX MONTHS ENDED
                                                                ---------------------
                                                                 March 1,   March 2,
                                                                     1997       1996
                                                                ---------- ----------
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                                   $8,350     $8,798
  Payments on line of credit                                       (8,950)   (14,350)
  Payments on long term debt                                         (679)      (592)
  Cash dividends on preferred stock                                     0       (177)
  Proceeds from stock options exercised                                46          0
                                                                ---------- ----------
     Cash used by
      financing activities                                         (1,233)    (6,321)
                                                                ---------- ----------

Increase (decrease) in cash                                            80        (66)

Cash- beginning of period                                              97        295
                                                                ---------- ----------
Cash- end of period                                                  $177       $229
                                                                ---------- ----------
                                                                ---------- ----------

Cash paid for:
  Interest                                                           $577       $818
                                                                ---------- ----------
                                                                ---------- ----------

  Income taxes                                                       $272        $33
                                                                ---------- ----------
                                                                ---------- ----------



                            See accompanying notes.

                              DMI FURNITURE, INC.

     Notes to Consolidated Financial Statements



(1) FINANCIAL STATEMENTS AND ORGANIZATION

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at March 1, 1997 and for the three and six months ended March 1, 1997 and March 2, 1996 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

     The specific useful lives of property, plant, and equipment are as follows:

          Building and Leasehold Improvements     8 - 35 yrs.
          Machinery and Equipment                 3 - 13 yrs.

(2) INCOME TAXES



     Income tax expense (benefit) consisted of the following (in thousands):

                   Three Months Ended                 Six Months Ended
                 Mar. 1,        Mar. 2,            Mar. 1,         Mar. 2,
                  1997           1996               1997            1996
                  ----           ----               ----            ----
Current           $417             $4               $462             $33

Deferred          (150)           (68)               332            (178)
                  ----           ----               ----            ----
Total             $267           $(64)              $794           $(145)
                  ----           ----               ----            ----
                  ----           ----               ----            ----

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                         Three Months Ended       Six Months Ended
                         Mar. 1,     Mar. 2,      Mar. 1,   Mar. 2,
                          1997        1996         1997      1996
                          ----        ----         ----      ----
Tax at 34% statutory
  rate                    $239        $(73)        $711     $(163)

State income taxes          28           9           83        18
                          ----        ----         ----      ----
Income Taxes              $267        $(64)        $794     $(145)
                          ----        ----         ----      ----
                          ----        ----         ----      ----

(3) EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock. For the three and six month periods ending March 2, 1996, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock and the assumed exercise of stock options would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share. See Exhibit 11 for more information.

(4) INVENTORIES

     Inventories were comprised of the following at March 1, 1997 and August 31, 1996:

                                  March 1, 1997      August 31,1996
                                  -------------      --------------

    Finished Products                $5,703,000          $4,794,000
    Work in Process                     521,000             521,000
    Raw Materials                     4,210,000           4,538,000
                                    -----------          ----------
                                    $10,434,000          $9,853,000
                                    -----------          ----------
                                    -----------          ----------

(5) OTHER MATTERS

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action
under Superfund or similar state statutes.   These proceedings are based  on
allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $53,000. The Company has established a reserve reflecting its estimate of probable environmental liabilities in connection with the proceedings based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. As of March 1, 1997 the Company has accrued approximately
$112,000 for these potential environmental liabilities.    The ultimate costs
of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion
to owner/operators of the site and other responsible parties.   Due to the
limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses during the second quarter and first six months of fiscal 1997 were not material. See "Item 3. Legal Proceedings".

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

     Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of March 1, 1997 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of March 1, 1997 are approximately $10,000.

     During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed.

(8)  LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997 and the application of the standard has not resulted in an impairment loss.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the second quarter of fiscal 1997 increased $1,365,000 or 11% over the second quarter of fiscal 1996. This increase was the result of increased sales of commercial office furniture, home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables, and dining tables and chairs, and increased sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant . The increase was partially offset by lower sales of bedroom furniture. Office furniture sales increased 22%; sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant increased 32%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables, and dining tables and chairs increased 22%; and bedroom furniture sales decreased 12%.

     Net sales for the first six months of fiscal 1997 decreased $575,000 or 1.9% from the first six months of fiscal 1996. This decrease was the result of decreased sales of bedroom furniture and decreased sales in the first fiscal quarter of home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables, and dining tables and chairs. The decrease was partially offset by increased sales of commercial office furniture. Office furniture sales increased 15%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables decreased 12%, and bedroom furniture
decreased by 8%.   The decreases except for bedroom were in the first quarter and were primarily the result of a weak retail furniture environment and because in last year's first quarter a larger drop ship import order was shipped for a major customer than in the current year.

Gross Margin - The Company's gross margin in the second quarter of fiscal 1997 was 22% compared to 16.2% in the second quarter of fiscal 1996. The gross margin dollars in the second quarter increased $1,033,000 or 51%. This increase in gross margin was primarily the result of: higher margin product sales mix; lower overall production and warehousing overhead expenses as a result of the success of the Company's asset consolidation program; lower material costs; and improved operations at the Company's fabrication plant.

     The Company's gross margin in the first six months of fiscal 1997 was 23% compared to 17.4 % in the first six months of fiscal 1996. The gross margin dollars in the first six months increased $1,588,000 or 30%. This increase is the result of the reasons cited above.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 1997, S,G&A expense amounted to $2,086,000 or 15% of sales compared to $1,891,000 or 15.1% of sales for the second fiscal quarter of 1996.

     For the first six months of fiscal 1996, S,G&A expense amounted to $4,302,000 or 14.5% of sales compared to $3,964,000 or 13.1% of sales for the first six months of fiscal 1996. This increase as a percentage of sales is the result of the sales decrease mentioned above and the semi-fixed nature of many S,G&A expenses, as well as increased sales, information system, and other administrative expenses.

Interest Expense - For the second quarter of fiscal 1997, net interest was $269,000 compared to $348,000 for the second quarter of fiscal 1996, or a decrease of 23% This decrease was the result of lower bank debt balances than in the previous year due to the success of the Company's asset consolidation program.

     For the first six months of fiscal 1997, net interest was $561,000 compared to $768,000 for the first six months of fiscal 1996, or a decrease
of 27%.   This  decrease was the result of a lower interest rate spread charged by the Company's lending bank as well as lower bank debt balances than in the previous year due to the success of the Company's asset consolidation program.

     On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities has resulted in lower manufacturing overhead and plant administrative costs in future periods. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing which included a book provision of $160,000 related to the recording of property, plant, and equipment at net realizable value. (See Note 7)

     Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of March 1, 1997 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of March 1, 1997 are approximately $10,000.

     During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed.

     Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 53 days for the first six months of fiscal 1997 compared to 50 days for the six
months of fiscal 1996.   The Company's average days of inventory on  hand
averaged 82 days for the first six months of fiscal 1997 compared to 81 days
for the first six months of fiscal 1996.   The Company's order backlog at
March 1, 1997 was approximately $3,381,000, a 32% decrease from approximately $4,951,000 at the same time last year. This decrease is primarily the result of soft demand for bedroom furniture.

Key elements of the Consolidated Statements of Cash Flows:

                                                                               Six Months
                                                                         1997              1996
                                                                         ----              ----
Net cash provided by operating activities                            $1,704,000         $6,412,000
Cash used for investing activities                                     (391,000)          (157,000)
                                                                     ----------         ----------
Net cash flows from operating and investing activities                1,313,000          6,255,000
Cash used by financing activities                                    (1,233,000)        (6,321,000)
                                                                     ----------         ----------
Net change in cash and cash equivalents                                 $80,000           $(66,000)
                                                                     ----------         ----------
                                                                     ----------         ----------


     During the first six months of fiscal 1997 , the Company provided cash flows from operating activities of $1,704,000 compared to cash flows provided of $6,412,000. The operating cash flows in the current year are primarily due to strong operating results and the previous year primarily due to the success of the Company's inventory reduction program and improved accounts receivable collection cycle and lower sales levels. Investing activities required $391,000 during the first six months of fiscal 1997 and $157,000 during the first six months of fiscal 1996 primarily for capital expenditures. Financing activities used $1,233,000 during the first six months of fiscal 1997 primarily in reduction of debt compared to funds used of $6,321,000 for the same purpose for the same six month period of the previous year.

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $53,000. The Company has recorded a reserve of approximately $112,000 against potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other
responsible parties.   Due to the limited nature of the Company's involvement
in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings".

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings

     The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes, including the action described in the following paragraph. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $53,000. The Company has recorded a reserve of approximately $112,000 against potential environmental liabilities, including
potential liabilities in connection with the site described below.   The
ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

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

                                       DMI FURNITURE, INC.
                                       (Registrant)

Date:  March 31, 1997                  /s/Joseph G. Hill
                                       -------------------
                                       Joseph G. Hill
                                       Vice President-Finance,
                                       Chief Financial Officer,
                                       Secretary & Treasurer