Form 10-Q
period 1997-05-31
DMI FURNITURE INC
filed 1997-07-10
CIK 225261

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                    Quarterly Report Under Section 13 or 15 (d) of
                         The Securities Exchange Act of 1934

                      FOR THE FISCAL QUARTER ENDED MAY 31, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicabledate.

CLASS - Common Stock, Par Value $.10 per Share

OUTSTANDING AT MAY 31, 1997 - 3,143,150

                                      INDEX

Part I. Financial Information                                      Page

        Consolidated Balance Sheets - May 31, 1997
         and August 31, 1996....................................   3, 4

        Consolidated Statements of Operations - Three and Nine
         Months Ended May 31, 1997 and June 1, 1996.............     5

        Consolidated Statements of Cash Flows - Nine
         Months Ended May 31, 1997 and June 1, 1996.............   6, 7

        Notes to Consolidated Financial Statements..............   8-11

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................  12-15

Part II.  Other Information.....................................  16-17

Index to Exhibits

     10. Eighth Amendment To Credit Agreement...................  18-36

     11. Calculations of Earnings Per Share.....................     37

     27. Financial Data Schedule................................     38

                         PART I.  FINANCIAL INFORMATION

                              DMI FURNITURE, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)


                                                         May 31,       Aug. 31,
                   ASSETS                                 1997           1996
                  --------                              --------      ---------
Current assets:
 Cash...............................................       $245           $97
 Restricted cash for debt payments..................      1,218         1,062
 Accounts receivable - net..........................      6,958         7,459
 Inventories (Note 4)...............................     11,555         9,853
 Other current assets...............................        335           259
 Current portion of deferred income taxes (Note 2)..        450           782
    Total current assets............................     20,761        19,512

Property, plant and equipment - at cost (Note 1)....     20,407        19,757
 Less accumulated depreciation......................      9,583         8,844
 Net property, plant and equipment..................     10,824        10,913

Other assets:
 Intangible pension asset...........................        380           380
 Other..............................................        153           373
                                                        --------      ---------
                                                            533           753
                                                        --------      ---------
                                                        $32,118       $31,178
                                                        --------      ---------
                                                        --------      ---------

                              See accompanying notes.

                                DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                             (Amounts in thousands)



                                                         May 31,       Aug. 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                  1997          1996
    ------------------------------------                --------      ---------
Current liabilities:
 Trade accounts payable.............................     $2,971        $3,165
 Accrued liabilities (Note 7).......................      2,670         1,990
 Accrued dividends on preferred stock (Note 6)......        325             0
 Long-term debt due within one year.................      2,003         2,030
                                                        --------      ---------
    Total current liabilities.......................      7,969         7,185

Long-term liabilities:
 Long-term debt.....................................     10,259        11,632
 Accrued pension costs..............................        684           817
 Deferred compensation..............................        331           376
 Deferred income taxes (Note 2).....................        114           114
                                                        --------      ---------
                                                         11,388        12,939
Stockholders' equity:
 Series C convertible preferred stock,  $2 par
  value, 1,995,050 authorized and outstanding.......      3,990         3,990
 Common stock.......................................        315           305
 Additional paid-in capital.........................     15,341        15,185
 Retained deficit...................................     (6,861)       (8,402)
 Minimum pension liability..........................        (24)          (24)
                                                        --------      ---------
    Total stockholders' equity......................     12,761        11,054
                                                        --------      ---------
                                                        $32,118       $31,178
                                                        --------      ---------
                                                        --------      ---------

                              See accompanying notes.

                                DMI FURNITURE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Amounts in thousands)

                                   (Unaudited)

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                        -----------------------       -----------------------
                                          May 31,      June 1,          May 31,       June 1,
                                           1997         1996             1997          1996
                                        ----------   ----------       ----------   ----------
Net sales............................     $12,530      $12,397          $42,186      $42,628

Cost of sales........................       9,339        9,907           32,160       34,891
                                        ----------   ----------       ----------   ----------
Gross profit.........................       3,191        2,490           10,026        7,737

Selling, general and administrative
  expenses...........................       2,226        1,887            6,528        5,851

Plant closing reserve (Note 7).......           0            0             (118)         995
                                        ----------   ----------       ----------   ----------
Operating profit.....................         965          603            3,616          891

Interest expense (net)...............        (238)        (278)            (799)      (1,046)
Gain on sale of asset (Note 7).......         192            0              192            0
                                        ----------   ----------       ----------   ----------
Income (loss) before benefit
 (provision) for income taxes........         919          325            3,009         (155)

Benefit (provision) for income
 taxes (Note 2)......................        (349)        (120)          (1,143)          25
                                        ----------   ----------       ----------   ----------
Net income (loss) (Note 7)...........        $570         $205           $1,866        ($130)
                                        ----------   ----------       ----------   ----------
                                        ----------   ----------       ----------   ----------

Net income (loss) applicable to
 common stock........................        $470         $205           $1,541        ($130)
                                        ----------   ----------       ----------   ----------
                                        ----------   ----------       ----------   ----------
Earnings (loss) per common share
 (Notes 3 and 7).....................       $0.09        $0.04            $0.31       ($0.04)
                                        ----------   ----------       ----------   ----------
                                        ----------   ----------       ----------   ----------

                                    See accompanying notes.

                                  DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Amounts in thousands)
                                     (Unaudited)


                                                           NINE MONTHS ENDED
                                                        -----------------------
                                                         May 31,       Aug. 31,
                                                          1997          1996
                                                        --------      ---------
Cash flows from operating activities:
 Net income (loss) (Note 7).........................     $1,866          ($130)
 Adjustments to reconcile net income to net
  cash provided (used) by  operating activities:
   Depreciation and amortization....................        739            766
   Deferred income taxes (Note 2)...................        332            (65)
   Pension costs....................................       (133)           154
   Gain on sale of asset............................       (192)             0
   Deferred compensation............................        (45)           (38)
   Changes in assets and liabilities:
   Accounts receivable..............................        501          3,253
    Inventories.....................................     (1,702)         2,758
    Other assets....................................        144            229
    Trade accounts payable..........................       (194)          (177)
    Accrued liabilities (Note 7)....................        773            565
                                                        --------      ---------
     Total adjustments..............................        223          7,445
                                                        --------      ---------
     Net cash provided by operating activities......      2,089          7,315
                                                        --------      ---------
Cash flows provided (used) by investing activities:
  Capital expenditures..............................       (650)          (311)
  Payments received on notes receivable.............          0            142
  Proceeds from sale of asset.......................        192              0
                                                        --------      ---------
  Cash used by investing activities.................       (458)          (169)
                                                        --------      ---------

                              See accompanying notes.

                                DMI FURNITURE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                             (Amounts in thousands)
                                   (Unaudited)


                                                           NINE MONTHS ENDED
                                                        -----------------------
                                                         May 31,       Aug. 31,
                                                          1997          1996
                                                        --------      ---------
Cash flows provided (used) by financing activities:
 Borrowings from line of credit.....................     $12,800       $11,948
 Payments on line of credit.........................     (13,400)      (18,150)
 Payments on long term debt.........................        (956)         (715)
 Cash dividends on preferred stock..................           0          (328)
 Proceeds from stock options exercised..............          73             0
                                                        --------      ---------
  Cash used by financing activities.................      (1,483)       (7,245)
                                                        --------      ---------

Increase (decrease) in cash.........................         148           (99)
Cash- beginning of period...........................          97           295
                                                        --------      ---------
Cash - end of period................................        $245          $196
                                                        --------      ---------
                                                        --------      ---------

Cash paid for:
  Interest..........................................        $814        $1,089
                                                        --------      ---------
                                                        --------      ---------
  Income taxes......................................        $494          $156
                                                        --------      ---------
                                                        --------      ---------

                               See accompanying notes.

                              DMI FURNITURE, INC.


              Notes to Consolidated Financial Statements



(1) FINANCIAL STATEMENTS AND ORGANIZATION

    The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at May 31, 1997 and for the three and nine months ended May 31, 1997 and June 1, 1996 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

    The specific useful lives of property, plant, and equipment are as follows:

         Building and Leasehold Improvements          8 - 35 yrs.
         Machinery and Equipment                      3 - 13 yrs.


(2) INCOME TAXES

    Income tax expense (benefit) consisted of the following (in thousands):

                      Three Months Ended                Nine Months Ended
                     --------------------             --------------------
                     May 31,      June 1,             May 31,      June 1,
                      1997         1996                1997         1996
                     ------       -------             -------      -------
Current............   $349          $7                  $811         $40
Deferred...........      0         113                   332         (65)
                     ------       -------             -------      -------
 Total.............   $349        $120                $1,143        $(25)
                     ------       -------             -------      -------
                     ------       -------             -------      -------

    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                      Three Months Ended                Nine Months Ended
                     --------------------             --------------------
                     May 31,      June 1,             May 31,      June 1,
                      1997         1996                1997         1996
                     ------       -------             -------      -------
Tax at 34%
 statutory rate....   $312          $110              $1,023        $(53)
State income taxes.     37            10                 120          28
                     ------       -------             -------      -------
Income Taxes.......   $349          $120              $1,143        $(25)
                     ------       -------             -------      -------
                     ------       -------             -------      -------

(3) EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock.
For the nine month period ending June 1, 1996, since the effect of the assumption of the conversion of the Series C Preferred Stock into common stock and the assumed exercise of stock options would be anti-dilutive, those common equivalent shares were not included in the calculation of earnings per common share. See Exhibit 11 for more information.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard will not be effective for the Company until the completion of its fiscal 1998 second quarter. The pro forma Basic and Diluted EPS for the three months and nine months periods of fiscal 1997 and 1996, respectively, assuming the application of SFAS No. 128 at the beginning of those periods, is as follows:


                      Three Months Ended                Nine Months Ended
                     --------------------             --------------------
                     May 31,      June 1,             May 31,      June 1,
                      1997         1996                1997         1996
                     ------       -------             -------      -------
Earnings per share:
 Basic.............   $.15         $.07                $.50         ($.04)
 Diluted...........   $.09         $.04                $.31         ($.04)

Average shares outstanding:
 Basic.............  3,143,150  3,002,312            3,101,815    2,992,703
 Diluted...........  6,029,013  5,726,481            5,984,349    2,992,703

Number of common stock
 equivalents in
 diluted shares
 outstanding.......  2,885,863  2,724,169            2,882,534            0

(4) INVENTORIES

    Inventories were comprised of the following at May 31, 1997 and August 31, 1996:

                                   May 31, 1997      August 31,1996
                                   ------------      --------------
 Finished Products...........       $6,146,000         $4,794,000
 Work in Process.............          521,000            521,000
 Raw Materials...............        4,888,000          4,538,000
                                   ------------      --------------
                                   $11,555,000         $9,853,000
                                   ------------      --------------
                                   ------------      --------------

(5) OTHER MATTERS

    The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $53,000. The Company has established a reserve reflecting its estimate of probable environmental liabilities in connection with the proceedings based on presently available information provided by steering committees of participants or regulatory authorities with respect to each site. As of May 31, 1997 the Company has accrued approximately $109,000 for these potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses during the second quarter and first nine months of fiscal 1997 were not material. See "Item 3. Legal Proceedings".

(6) DIVIDENDS

    The dividends on Series C Preferred Stock accrued in a fiscal year are not payable until the following fiscal year.

(7)  PLANT CLOSING

    On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities resulted in lower manufacturing overhead and plant administrative costs. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge included book provisions of: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs expected to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility.

    Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of May 31, 1997 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of May 31, 1997 are approximately $10,000.

    During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed.

    During the third quarter of fiscal 1997 the Company sold an environmental permit which had no carrying value and was previously associated with the Gettysburg manufacturing plant and realized a gain on the sale of approximately $192,000.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the third quarter of fiscal 1997 increased $133,000 or 1% over the third quarter of fiscal 1996. This increase was the result of increased sales of commercial office furniture, home office furniture, bedroom furniture, and other residential furniture including desks, desk chairs, wall systems, occasional tables, and dining tables and chairs. The increase was partially offset by lower sales of lumber and wood parts by the Company's sawmill/dimension plant to outside trade customers and also offset by lower sales of certain residential desk products. Office furniture sales increased 5%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables, and dining tables and chairs increased 56%; bedroom furniture sales increased 2%; sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant decreased 32%; and sales of certain residential desks decreased 73% which was due to the Company's decision to devote less production to these products due to their lower profit margin.

    Net sales for the first nine months of fiscal 1997 decreased $442,000 or 1% from the first nine months of fiscal 1996. This decrease was the result of decreased sales of bedroom furniture, certain residential desk products, and lower sales of lumber and wood parts by the Company's sawmill/dimension plant to outside trade customers. The decrease was partially offset by increased sales of commercial office furniture, home office and other residential furniture including desks, desk chairs, wall systems, occasional tables, and dining tables and chairs. Office furniture sales increased 13%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables increased 13%, bedroom furniture decreased by 7%, certain residential desk products decreased by 55%. The decrease in bedroom was primarily the result of a weak retail furniture environment and the decrease in certain residential desk products was the same reason as cited above.

Gross Margin - The Company's gross margin in the third quarter of fiscal 1997 was 25.5% compared to 20.1% in the third quarter of fiscal 1996. The gross margin dollars in the third quarter increased $701,000 or 28%. This increase in gross margin was primarily the result of: higher margin product sales mix; lower overall production and warehousing overhead expenses as a result of the success of the Company's asset consolidation program; lower material costs; and improved operations at the Company's fabrication plant.

    The Company's gross margin in the first nine months of fiscal 1997 was 23.8% compared to 18.2 % in the first nine months of fiscal 1996. The gross margin dollars in the first nine months increased $2,289,000 or 30%. This increase is the result of the reasons cited above.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 1997, S,G&A expense amounted to $2,226,000 or 17.8% of sales compared to $1,887,000 or 15.2% of sales for the third fiscal quarter of 1996. This increase is primarily due to higher sales and marketing expenses, customer service expenses, information system expenses, and general administrative expenses.

    For the first nine months of fiscal 1997, S,G&A expense amounted to $6,528,000 or 15.5% of sales compared to $5,851,000 or 13.7% of sales for the first nine months of fiscal 1996. This increase as a percentage of sales is the result of the sales decrease mentioned above.

Interest Expense - For the third quarter of fiscal 1997, net interest was $238,000 compared to $278,000 for the third quarter of fiscal 1996, or a decrease of 14%. This decrease was the result of lower bank debt balances than in the previous year due to the success of the Company's asset consolidation program.

    For the first nine months of fiscal 1997, net interest was $799,000 compared to $1,046,000 for the first nine months of fiscal 1996, or a decrease of 24%. This decrease was the result of a lower interest rate spread charged by the Company's lending bank as well as lower bank debt balances than in the previous year due to the success of the Company's asset consolidation program.

    During the third quarter of fiscal 1997 the Company sold an environmental permit which had no carrying value and was previously associated with the Gettysburg manufacturing plant and realized a gain on the sale of approximately $192,000. (See Note 7)

    On September 29, 1995 the Company announced its plan to permanently close its Gettysburg, Pennsylvania manufacturing plant and consolidate the production of that plant into its Huntingburg, Indiana facilities by December 31, 1995, and close its Gettysburg warehouse during 1996. Consolidation of production in the Indiana facilities has resulted in lower manufacturing overhead and plant administrative costs in future periods. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing which included a book provision of $160,000 related to the recording of property, plant, and equipment at net realizable value. (See Note 7)

    Net current assets and liabilities associated with the Gettysburg, Pennsylvania facilities as of May 31, 1997 are immaterial to the financial position of the Company. The carrying amount of net long-term assets to be disposed of as of May 31, 1997 are approximately $10,000.

    During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed.

    Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 51 days for the first nine months of fiscal 1997 compared to 50 days for the nine months of fiscal 1996. The Company's average days of inventory on hand averaged 89 days for the first nine months of fiscal 1997 compared to 86 days for the first nine months of fiscal 1996. The Company's order backlog at May 31, 1997 was approximately $8,413,000, a 26% decrease from approximately $11,320,000 at the same time last year. This decrease is primarily the result of soft demand for bedroom furniture.

    Key elements of the Consolidated Statements of Cash Flows:

                                                Nine Months
                                       -----------------------------
                                          1997               1996
                                       ----------         ----------
Net cash provided by operating
 activities.........................   $2,089,000         $7,315,000
Cash used for investing activities..     (458,000)          (169,000)
                                       ----------         ----------
Net cash flows from operating
 and investing activities...........    1,631,000          7,146,000
Cash used by financing activities...   (1,483,000)        (7,245,000)
                                       ----------         ----------
Net change in cash and
 cash equivalents...................     $148,000           $(99,000)
                                       ----------         ----------
                                       ----------         ----------

    During the first nine months of fiscal 1997, the Company provided cash flows from operating activities of $1,631,000 compared to cash flows provided of $7,146,000 for the nine month period in fiscal 1996. The operating cash flows in the current year are primarily due to strong operating results and the previous year primarily due to the success of the Company's inventory reduction program and improved accounts receivable collection cycle and lower sales levels. Investing activities required $458,000 during the first nine months of fiscal 1997 and $169,000 during the first nine months of fiscal 1996 primarily for capital expenditures. Financing activities used $1,483,000 during the first nine months of fiscal 1997 primarily in reduction of debt compared to funds used of $7,245,000 for the same purpose for the same nine month period of the previous year.


    The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $56,000. The Company has recorded a reserve of approximately $109,000 against potential environmental liabilities. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings".

    The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings

    The Company has been identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") or state agencies, or has had claims asserted against it by other parties, in proceedings relating to six waste disposal facilities which may be subject to remedial action under Superfund or similar state statutes, including the action described in the following paragraph. These proceedings are based on allegations that the Company had hazardous substances disposed of at these sites. At each site, many other parties have been named as PRPs or identified as potentially responsible for remediation, and the group of PRPs undertaking remediation includes many companies, including "Fortune 500" companies, believed to have substantial financial resources. The Company has paid a portion of the costs of preliminary investigation and remediation at three sites, and has agreed to settle claims against it made by PRPs at two sites. With respect to these sites, the total amount paid by the Company to date or subject to possible settlement is approximately $56,000. The Company has recorded a reserve of approximately $109,000 against potential environmental liabilities, including potential liabilities in connection with the site described below. The ultimate costs of the Company's environmental liabilities cannot be estimated with certainty, primarily due to several uncertain factors at one of the sites subject to legal proceedings. These factors principally are the level of contamination, the selection of remedial methods, the stage of investigation at the site, and the determination of the Company's liability in proportion to owner/operators of the site and other responsible parties. Due to the limited nature of the Company's involvement in these proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

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

Item 6.   Exhibits and Reports on Form 8-K

        (a)  EXHIBITS

             10. Eighth Amendment To Credit Agreement between Bank One, Indianapolis, National Association and DMI Furniture, Inc. dated March 21, 1997.

             11.  Calculations of earnings per share.

             27.  Financial Data Schedule



        (b)  REPORTS ON FORM 8-K

                   None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DMI FURNITURE, INC.
                                      (Registrant)



Date:  July 10, 1997                   /s/ Joseph G. Hill
                                       -----------------------------
                                           Joseph G. Hill
                                           Vice President-Finance,
                                           Chief Financial Officer,
                                           Secretary & Treasurer