Form 10-K
period 1997-08-30
DMI FURNITURE INC
filed 1997-10-21
CIK 225261

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     ___________

                                      FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



     For the fiscal year ended August 30, 1997



[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



For the transition period from ____ to ____



                        Commission file number 0-4173

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


                                               Total pages - 45

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,295,272 as of August
30, 1997.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.

     Class                                   Outstanding at August 30, 1997
     -----                                   -------------------------------
Common Stock, Par Value $.10 per Share           3,152,483



                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual
Meeting of Stockholders on February 18, 1998 are incorporated by reference into Part III.

Part I.

Item 1.  BUSINESS

(a) General Development of Business.

    The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs.

(b) Financial Information About Industry Segments.

    The Company's continuing operations as shown in its Selected
Financial Data  (See Item 6) for the five years ended August 30,
1997, consist of one industry segment -- the manufacture, import, and sale of furniture.

(c) Narrative Description of the Business.

    The Company manufactures, imports, and sells low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs.

    The Company's furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 4% of the Company's sales in fiscal 1997. Approximately 15% of the Company's sales are accounted for by sale to wholesale distributors. The Company's sales are made principally through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains a showroom for furniture markets in High Point, North Carolina. The Company also attends the annual NeoCon commercial office furniture tradeshow.

    The raw materials which are essential to the manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass.
There are  a number of sources of supply for wood, board products and fabric.
 Approximately 40% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by cutting and hauling wood from purchased stands of timber and further processing it in the Company's saw mill and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company's existing sources of supply for any of its raw materials became unable to service the Company, the Company's furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply. Loss of any one or several sources of supply would not have a material adverse effect on the Company as ample alternative sources exist.

    The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:


                                                             Expiration
      Trademark                        Product                  Date
      ---------                        -------               ----------

  TOP GUARD                       All DMI products               2002

  Wood Classics

  Furniture Company               Office Furniture               2006
  Carolina Desk Company           All DMI products               2008
  DMI                             All DMI products               2009
  DMI Furniture, Inc.             All DMI products               2009
  DMI Trading Company             All DMI products               Pending
  Cyber City Furniture Warehouse  All DMI products               Pending
  Wynwood                         All DMI and Wynwood products   Pending


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

    The Company's six largest customers accounted for approximately 42% of the Company's total sales in fiscal 1997. The loss of more than one of these customers at the same time or one of the largest six could have a materially
adverse effect on the business of the Company.   As of August 30, 1997, one
customer accounted for approximately 24% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

    The Company's backlog of orders at August 30, 1997 and August 31, 1996
was  $6,815,000 and $12,635,000, respectively.   The decrease in the backlog
from 1996 is primarily due to lower demand for the Company's bedroom furniture and increased sales to office furniture customers who provide very short lead times. The entire backlog of orders at August 30, 1997 is expected to be filled by November 30, 1997.

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

    The Company employs approximately 449 employees, of whom approximately 154 are covered by collective bargaining contracts. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.

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

    The Company began construction during the fourth quarter of a 100,000 square foot warehouse in Huntingburg, Indiana on its existing property. Construction is expected to be completed during the fiscal 1998 second quarter.

    The Company closed its Gettysburg, Pennsylvania manufacturing plant and
warehouse during fiscal 1996.   See Note 12 to the financial statements for
additional information.

    All of the Company's properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

    The productive capacity and extent of utilization of each of the Company's manufacturing facilities for the fiscal year ended August 30, 1997 are set forth in the table below. "Productive capacity" is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

                                     Fiscal 1997
    Facility                      Capacity     Production   %Utilized
    --------                      --------     ----------   ---------
                                  (dollars in thousands)

Ferdinand, Ind. Plant             $16,451         $11,542       70%
Huntingburg, Ind. 5th St. Plant    20,763          17,132       83%
Huntingburg, Ind. Chestnut
  Street Plant                     21,965          18,272       83%
Huntingburg, Ind. Fabricator        9,698           8,779       91%
Ferdinand, Ind. Sawmill/
  Dimension Plant                   7,300           6,529       89%
                                  -------         -------      ----
                                  $76,177         $62,254       82%
                                  =======         =======       ==

Item 3.  LEGAL PROCEEDINGS.

    In August 1994, the Company was named, along with over 250 potentially responsible parties ("PRPs"), as a third-party defendant in a lawsuit in federal court for the Middle District of Pennsylvania related to the Keystone Sanitation Company landfill (the "Keystone Site") in Union Township, Pennsylvania. The claims against the Company are based on allegations that the Company had hazardous substances disposed of at these sites. The Lawsuit was filed in September 1993 by the United States against eleven PRPs who were ordered by the Environmental Protection Agency ("EPA") in June 1991 to take remedial action at the Keystone Site and are challenging the EPA's remediation proposal. Over 500 additional parties have also been named as fourth-party defendants in the proceedings. Remediation costs at the Keystone Site were estimated to total approximately $17 million by the original 11 PRPs. The Company believes it is likely that a significant share of the liability will be assigned to the former owners and operators who have considerable assets. In addition, the federal court has held that a national waste management company that acquired the Keystone business is liable as a successor to the former owners and operators. The Company has reached a tentative settlement with the EPA requiring payment of approximately $57,000, which the Company has deposited into a settlement trust fund, pending court approval of the settlement.

    The Company is also a defendant in various lawsuits arising in the normal course of business, including two other environmental matters. In management's opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted during the fourth quarter of the fiscal year which required a vote of security holders.

                               I-4
                                                                  Page 6

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

                                           High Bid     Low Bid
                   Price                    Price        Price
                   -----                    -----        -----

           1st Quarter of 1996             $ 1.25        $ 1.06

           2nd Quarter of 1996             $ 1.69        $ 1.13

           3rd Quarter of 1996             $ 2.00        $ 1.13

           4th Quarter of 1996             $ 2.00        $ 1.38

           1st Quarter of 1997             $ 2.25        $ 1.56

           2nd Quarter of 1997             $ 3.31        $ 2.13

           3rd Quarter of 1997             $ 3.00        $ 2.38

           4th Quarter of 1997             $ 3.31        $ 2.44

(b) Approximate Number of Equity Security Holders

       Title of Class- Common Stock, $.10 Par Value

       Approximate Number of Stockholders as of August 30, 1997 - 1,632

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

                                     ITEM 6.

                               DMI FURNITURE, INC.

                            SELECTED FINANCIAL DATA



                                                 Year Ended
                                        ____________________________________________________________________
                                        August 30,     August 31,     September 2,   August 27,    August 28,
                                           1997           1996             1995         1994          1993
                                           ----           ----             ----         ----          ----
                                                  (Amounts in thousands except per share amounts)
Net sales                                 $56,434          $55,563        $67,773      $60,932        $50,719

Net income from continuing operations       2,416          (4) 376            804    (3) 1,101          1,627

Earnings per common share                    $.40          (4) $.07          $.14         $.19           $.29
                                          -------           -------       -------      -------        -------
Total assets                              $35,551           $31,178       $38,512      $40,041        $29,443

Long-term debt and capital
 lease obligations                         14,857            13,661        21,037       20,352         14,395


Notes to selected financial data:

Note 1 - This summary should be read in conjunction with the related financial statements and notes.
Note 2 - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.
Note 3 - Does not include $1,795,000 credit or $.31 per share for change in accounting principle, and $(50,000) or $(.01) per share charge for extraordinary item.
Note 4 - Includes plant closing reserve which reduced net income and earnings per common share by approximately $538,000 and $.09 per share respectively.

                                                                 Page 8
                              II-2

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company has a $17,500,000 credit agreement with Bank One, Indianapolis, N.A. comprised of a $4,000,000 five-year term loan (outstanding balance $1,645,445 as of August 30, 1997) and a maximum revolving master note loan commitment of $13,500,000 (outstanding balance $8,319,619 as of August 30, 1997). On August 30, 1997, the Company had $1,467,000 additional borrowings available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

         Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, preferred stock dividends, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 52 days for fiscal 1997 which is an increase from the 50 days for fiscal 1996. Inventory turnover was 3.9 in fiscal 1997 and 1996. The Company believes it will be able to generate enough cash in fiscal 1997 from operations to make scheduled payments on its long term debt.

    Key elements of the Consolidated Statement of Cash Flows (in thousands):

                                                1997      1996      1995
                                                ----      ----      ----
Net cash provided by operating activities      $   23   $ 8,504    $ 207
Cash provided (used) in investing activities     (858)      140     (642)
                                               ------   -------    -----
Net cash flows from operating and investing
 activities                                      (835)    8,644     (435)
Cash provided (used) by financing activities    1,251    (8,616)     302
                                               ------   -------    -----
Net change in cash and cash equivalents        $  416   $    28    $(133)
                                               ======   =======    =====

    During fiscal 1997, the Company provided cash flows from operations of $23,000 from net income of $2.4 million offset primarily by funds used to finance inventories of expanding office and home office furniture lines as well as to finance seasonal inventories of wood at the Sawmill to minimize spot purchase premiums during the fall and winter months. In addition, cash was used to finance accounts receivable resulting from the sales increase during the fourth quarter. During fiscal 1996 , the Company provided cash flows from operating activities of $8,504,000 compared to cash flows provided of

                                 II-3

$207,000 the previous year. This improvement was due primarily to the success of the Company's asset consolidation plan and particularly the inventory reduction as well as the reduction in accounts receivable. Investing activities used $858,000 during fiscal 1997 primarily to finance capital expenditures, in particular the building addition at the Dimension Plant to accommodate the lumber yield optimization equipment, to finance the sales automation hardware and software, and to finance ongoing plant modernization. Funds used for these expenditures were partially offset by $193,000 in proceeds from the sale of certain environmental permits. Investing activities provided $140,000 in fiscal 1996 compared to funds used of $642,000 the previous year. The fiscal 1996 investing funds were provided through the sale of certain idle assets in Gettysburg, Pennsylvania as well as the final payments on an Alabama idle property sold several years ago. The fiscal 1995 expenditures were primarily for ongoing plant modernization. Financing activities during fiscal 1997 of $1,250,707 were provided primarily by the revolving line of credit. Financing activities during fiscal 1996 of $8,616,000 were primarily used to pay down debt with funds generated by operations and investing activities previously described.

    The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

    The Company's fiscal 1998 budget for capital expenditures is approximately $2.2 million. Approximately $1.5 million of this budget is to build the new 100,000 square foot warehouse to principally support the new Wynwood product line and the balance is to upgrade and modernize the
Company's manufacturing facilities.   The Company anticipates that its 1997
internal cash flow and additional borrowings available under its credit agreement and additional $1.5 million term loan will be sufficient to pay for these expenditures.

     The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $45,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings" and Note 4 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Net sales for fiscal 1997 increased by $871,000 or 2% over those of fiscal 1996. This increase was the result of increased commercial and home
office furniture sales offset by lower bedroom furniture sales.   The sales
change was as follows: office furniture sales increased by 13%; Home office and other residential furniture sales excluding bedroom increased by 2%; and bedroom sales decreased by 11% due to weak retail demand for budget-priced bedroom furniture. Net sales for fiscal 1996 decreased by

                                  II-4

 $12,210,000 or 18% from those of fiscal 1995. This decrease is primarily a result of a soft residential furniture retail environment and also because fiscal 1995 included 53 weeks. The sales change was as follows: office furniture sales increased by 8%; bedroom sales decreased by 19%; and residential desks and accent furniture sales decreased by 38%.

    As a percentage of sales, cost of sales was 76.6% of sales for fiscal 1997, 80.9% of sales for fiscal 1996, and 82.6% of sales for fiscal 1995. The decrease in cost of sales as a percentage of sales in fiscal 1997 and 1996 was the result of the Company's asset consolidation program initiated in the first quarter and in particular the consolidation of the Gettysburg operations into existing Indiana operations, thus significantly lowering the Company's overhead. Also contributing to the improvement was the increased production and favorable sales mix towards higher margin products, as well as significant improvement in the Company's two internal supplier plant operations.

    As a percentage of sales, selling, general and administrative expenses were 15.3% of sales for fiscal 1997, 14.1% of sales for fiscal 1996, and
12.6% of sales for fiscal 1995.   This increase is primarily due to higher
sales and marketing expenses, customer service expenses, information system expenses, and general administrative expenses. The increase in fiscal 1996 was primarily the result of the sales decrease exceeding the rate at which these expenses decreased, most of which are of a semi-fixed nature.

    The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge included book provisions of approximately: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease and that are associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel. None of the above referenced costs relate to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility. During the fourth quarter of fiscal 1996 the Company sold the Gettysburg, Pennsylvania manufacturing plant and realized gross proceeds of approximately $375,000. Based upon this transaction approximately $127,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed. The net plant closing charge included in the consolidated statements of income was $868,000 for fiscal 1996. As of August 30, 1997 the only Gettysburg related asset carried is a parcel of unimproved land at a cost of $10,000 and there are no Gettysburg plant closing related liabilities. During fiscal 1997 it was determined that the remaining $119,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed.

    Net interest expense decreased in fiscal 1997 to $1,005,000 from $1,324,000 in fiscal 1996 because of lower average debt balances as well as lower borrowing rates. Interest expense decreased in fiscal 1996 to $1,335,956 from $1,913,231 in fiscal 1995 because of the pay down of debt with the positive cash flow provided from success of the Company's asset consolidation program and from operations, and to a lesser extent a reduction in the interest rate spread charged by the Company's bank.

    Gain On Disposal Of Property, Plant and Equipment - During fiscal 1997 the Company sold
                                                                 Page 11
certain State of Pennsylvania environmental permits for approximately $192,000 which had no carrying value. During fiscal 1996, the Company sold an idle Gettysburg, Pennsylvania manufacturing plant and house and recorded a total gain of approximately $44,000 and also received final payment on a note from the sale of an idle manufacturing plant in Alabama over five years ago and recorded an approximate gain of $26,000 on the final payment.

                        EFFECTS OF INFLATION

    Inflation affects the Company's business principally in the form of cost increases for material and wages. Management has attempted to cover increased costs by increasing sales prices to the extent permitted by competition. During fiscal 1995 there were substantial increases in the prices of lumber and other wood materials and this adversely affected the Company's results in fiscal 1995. The Company increased its selling prices during this period to partially offset these increased costs. Historically, the Company has not been able to raise sales prices enough so as to offset all increased costs during all past years. The Company believes that its competitors also have not been able to raise their prices so as to offset all increased costs and therefore does not feel that the Company has incurred any material adverse effect on its competitive position. The Company believes that it has been able to minimize the effects of general inflation in the past by improving its manufacturing and purchasing efficiency and increasing its employee productivity. There can be no assurance that inflation will not have a material effect on the Company's business in the future.

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

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:

                                                                 Page
                                                                 ----

Consolidated Financial Statements:

 Report of Independent Public Accountants                        F-1

 Consolidated Balance Sheets as of August 30, 1997 and
  August 31, 1996                                                F-2, F-3

 Consolidated Statements of Income for the years ended
  August 30, 1997, August 31, 1996 and
  September 2, 1995                                              F-4

 Consolidated Statements of Stockholders' Equity for
  the years ended August 30, 1997, August 31, 1996,
  and September 2, 1995                                          F-5

 Consolidated Statements of Cash Flows for the years
  ended August 30, 1997, August 31, 1996,
  and September 2, 1995                                          F-6, F-7

Notes to Consolidated Financial Statements                       F-8--F-20


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

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DMI Furniture, Inc.:

We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. (a Delaware corporation) and subsidiary as of August 30, 1997 and August 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of August 30, 1997 and August 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 1997 in conformity with generally accepted accounting principles.

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

                                  ARTHUR ANDERSEN LLP


October 14, 1997
Louisville, Kentucky

                                         F-1                           Page 14

                               DMI FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                      as of
                       August 30, 1997 and August 31, 1996


ASSETS                                               1997           1996
------                                               ----           ----

Current assets:
    Cash                                        $   512,367    $    96,546
    Restricted cash (Note 4)                      1,080,196      1,061,537
    Accounts receivable, less allowance for
     doubtful accounts of $141,000 in 1997
     and $110,000 in 1996                         9,148,551      7,458,800
    Inventories (Note 9)                         12,261,761      9,853,201
    Other current assets                            363,041        259,270
    Current portion of deferred income taxes
    (Note 8)                                        792,160        781,973
                                                -----------    -----------
    Total current assets                         24,158,076     19,511,327
                                                -----------    -----------

Property, plant and equipment, at cost:
    Land                                            753,572        753,572
    Buildings and improvements                    8,019,589      7,598,223
    Machinery and equipment                      10,829,509     10,784,515
    Leasehold improvements                          656,849        620,308
    Construction in progress                        176,982              0
                                                -----------    -----------
                                                 20,436,501     19,756,618
    Less accumulated depreciation                 9,479,220      8,843,575
                                                -----------    -----------
    Net property, plant and equipment            10,957,281     10,913,043
                                                -----------    -----------

Other assets:
    Intangible pension asset                        296,166        380,106
    Other                                           139,865        373,287
                                                -----------    -----------
    Total other assets                              436,031        753,393
                                                -----------    -----------
Total assets                                    $35,551,388    $31,177,763
                                                ===========    ===========

                                 See accompanying notes.

                                           F-2                      Page 15

                                  DMI FURNITURE, INC.

                              CONSOLIDATED BALANCE SHEETS
                                        as of
                           August 30, 1997 and August 31, 1996
                                      (continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                1997            1996
------------------------------------                ----            ----
Current liabilities:
    Trade accounts payable                      $ 2,890,459    $ 3,164,821
    Accrued liabilities  (Note 9)                 2,719,176      1,990,325
    Accrued dividends on preferred stock (Note 5)   399,010              0
    Long-term debt due within one year  (Note 2)  2,011,860      2,029,904
                                                -----------    -----------
    Total current liabilities                     8,020,505      7,185,050
                                                -----------    -----------
Long-term liabilities:
    Long-term debt (Note 2)                      12,845,587     11,631,514
    Accrued pension costs (Note 7)                  600,748        816,598
    Deferred compensation  (Note 7)                 321,079        376,490
    Deferred income tax (Note 8)                    502,471        114,138
                                                -----------    -----------
    Total long-term liabilities                  14,269,885     12,938,740
                                                -----------    -----------

Commitments and contingencies (Notes 3 & 4)

Stockholders' equity:  (Notes 5 & 6)
    Series C convertible preferred stock, $2 par
     value, 1,995,050 shares authorized and
     outstanding.                                 3,990,100      3,990,100
     (liquidation preference of $2 per share
     plus unpaid dividends)
    Common stock, $.10 par value, 9,600,000 shares
     authorized, 3,152,483 shares outstanding
     (3,051,312 in 1996)                            315,248        305,131
    Additional paid-in capital                   15,341,172     15,185,079
    Retained deficit                             (6,385,522)    (8,402,337)
    Minimum pension liability                             0        (24,000)
                                                -----------    -----------
Total stockholders' equity                       13,260,998     11,053,973
                                                -----------    -----------
Total liabilities and stockholders' equity      $35,551,388    $31,177,763
                                                ===========    ===========

                                 See accompanying notes.

                                           F-3                         Page 16

                                DMI FURNITURE, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                                                      Years Ended
                                      ----------------------------------------
                                       August 30,     August 31,  September 2,
                                          1997           1996          1995
                                      -----------    -----------   -----------
    Net sales  (Note 11)              $56,434,443    $55,562,751   $67,773,444

    Cost of sales                      43,257,757     44,948,772    56,013,705
                                      -----------    -----------   -----------

                                       13,176,686     10,613,979    11,759,739
                                      -----------    -----------   -----------
    Selling, general and
    administrative expenses             8,616,732      7,843,052     8,571,849

    Plant closing reserve (Note 12)      (118,912)       868,000             -

    Other income (expense):
     Interest expense                  (1,062,556)    (1,335,956)   (1,913,231)
     Interest income                       58,354         12,314        16,878
     Gain on disposal of property,
     plant and equipment and other        195,642         74,685         2,040
     Other                                  8,544        (45,127)       (3,720)
                                      -----------    -----------   -----------
                                         (800,016)    (1,294,084)   (1,898,033)
                                      -----------    -----------   -----------

    Income before provision for income
     taxes                              3,878,850        608,843     1,289,857

    Provision for income taxes
     (Note 8)                          (1,463,025)      (233,176)     (485,380)
                                      -----------    -----------   -----------
    Net income                         $2,415,825     $  375,667      $804,477
                                      ===========    ===========   ===========

    Net income (loss) applicable to
    common stock                       $2,016,815       $375,667      $500,000
                                      ===========    ===========   ===========
    Earnings per common share (Note 1)     $  .40         $  .07        $  .14
                                      ===========    ===========   ===========

                                 See accompanying notes.

                                           F-4                          Page 17

                                  DMI FURNITURE, INC.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Three years ended August 30, 1997



                                            Series C       Number of
                                         Convertible        Series C                      Number of
                                           Preferred          Shares          Common  Common Shares
                                               Stock     Outstanding           Stock    Outstanding
                                         -------------   ------------       --------  -------------
BALANCES AT AUGUST 27, 1994                 $4,040,000      2,020,000       $296,242      2,962,426

Net income                                           -              -              -              -
Dividends on preferred stock                         -              -              -              -
Minimum pension liability                            -              -              -              -
Stock options                                        -              -              -              -
Issuance of common stock                             -              -            761          7,600
                                         -------------   ------------       --------  -------------

BALANCES AT September 2, 1995               $4,040,000      2,020,000       $297,003      2,970,026

Net income                                           -              -              -              -
Dividends on preferred stock                         -              -              -              -
Minimum pension liability                            -              -              -              -
Conversion of stock                            (49,900)       (24,950)         4,900         49,000
Issuance of common stock                             -              -          3,228         32,286
                                         -------------   ------------       --------  -------------

BALANCES AT August 31, 1996                 $3,990,100      1,995,050       $305,131      3,051,312

Net income                                           -              -              -              -
Dividends on preferred stock                         -              -              -              -
Minimum pension liability                            -              -              -              -
Issuance of common stock                             -              -         10,117        101,171
                                         -------------   ------------       --------  -------------

BALANCES AT August 30, 1997                 $3,990,100      1,995,050       $315,248      3,152,483
                                         -------------   ------------       --------  -------------



                                            Additional       Retained       Minimum
                                               Paid-In       Earnings       Pension
                                               Capital       (Deficit)    Liability          Total
                                           -----------    -----------     ----------    -----------
BALANCES AT AUGUST 27, 1994                $15,006,335    ($9,278,944)      ($46,506)   $10,017,127

Net income                                           -        804,477              -        804,477
Dividends on preferred stock                         -       (288,416)             -       (288,416)
Minimum pension liability                            -              -        $22,506         22,506
Stock options                                   87,760              -              -         87,760
Issuance of common stock                        12,889              -              -         13,650
                                           -----------    -----------     ----------    -----------

BALANCES AT September 2, 1995              $15,106,984    ($8,762,883)      ($24,000)   $10,657,104

Net income                                           -        375,667              -        375,667
Dividends on preferred stock                         -        (15,121)             -        (15,121)
Minimum pension liability                            -              -              -              -
Conversion of stock                             45,000              -              -              -
Issuance of common stock                        33,095              -              -         36,323
                                           -----------    -----------     ----------    -----------

BALANCES AT August 31, 1996                $15,185,079    ($8,402,337)      ($24,000)   $11,053,973

Net income                                           -      2,415,825              -      2,415,825
Dividends on preferred stock                         -       (399,010)             -       (399,010)
Minimum pension liability                            -              -         24,000         24,000
Issuance of common stock                       156,093              -              -        166,210
                                           -----------    -----------     ----------    -----------

BALANCES AT August 30, 1997                $15,341,172    ($6,385,522)            $0    $13,260,998
                                           -----------    -----------     ----------    -----------


                        See accompanying notes.

                                 F-5                             Page 18

                                  DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Years Ended
                                                 ----------------------------------------
                                                 August 30,    August 31,    September 2,
                                                    1997         1996            1995
                                                    ----         ----            ----
Cash flows from operating activities:
  Net income                                    $ 2,415,825   $   375,667    $   804,477
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                1,009,736     1,022,938      1,003,802
     Amortization of loan closing costs              35,243        43,690         43,690
     Gain on disposal of property,
      plant and equipment                          (195,642)      (73,535)        (2,040)
     Changes in assets and liabilities:
      Accounts receivable                        (1,689,751)    3,179,702       (767,923)
      Inventories                                (2,408,560)    3,411,342      1,327,674
      Other assets                                   94,408       152,990         29,672
      Trade accounts payable                       (274,362)       30,196     (2,258,972)
      Accrued pension costs                        (107,910)       89,255        (66,305)
      Deferred compensation                         (55,411)      (57,713)       (99,706)
      Deferred income tax                           378,146       186,165        416,000
      Accrued liabilities                           821,724       143,734       (223,036)
                                                -----------   -----------    -----------
      Total adjustments                          (2,392,379)    8,128,764       (597,144)
                                                -----------   -----------    -----------
  Net cash provided by operating activities          23,446     8,504,431        207,333
                                                -----------   -----------    -----------
Cash flows from investing activities:
  Capital expenditures                           (1,072,115)     (537,959)      (655,304)
  Payments received on notes receivable                   -       135,750         10,708
  Proceeds from the disposal of property,
   plant and equipment                              213,783       541,974          2,500
                                                -----------   -----------    -----------
   Net cash provided (used) by investing
    activities                                     (858,332)      139,765       (642,096)
                                                -----------   -----------    -----------

                             See accompanying notes.

                                      F-6                           Page 19

                                DMI FURNITURE, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)


                                                              Years Ended
                                                 -------------------------------------
                                                 August 30,    August 31,    September 2,
                                                    1997         1996            1995
                                                 ----------    ----------    ------------
    Cash flows from financing activities:
      Borrowings from line-of-credit             23,000,000    15,898,000      26,172,000
      Payments on line-of-credit                (20,650,000)  (21,950,000)    (24,600,000)
      Additions to long-term debt                         -        50,380          72,497
      Payments of long-term debt                 (1,153,971)   (1,374,366)       (958,746)
      Restricted cash                               (18,659)     (835,830)         18,293
      Cash dividends on preferred stock                   -      (404,537)       (404,000)
      Proceeds from stock options exercised          73,337             -           1,650
                                                 ----------    ----------    ------------

    Net cash provided (used) by
     financing activities                         1,250,707    (8,616,353)        301,694
                                                 ----------    ----------    ------------

    Increase (decrease) in cash                     415,821        27,843        (133,069)

    Cash, beginning of year                          96,546        68,703         201,772
                                                 ----------    ----------    ------------

    Cash, end of year                              $512,367       $96,546         $68,703
                                                 ----------    ----------    ------------

    Cash paid for:
      Interest                                   $1,069,502    $1,368,703      $1,865,102
                                                 ----------    ----------    ------------


    Income taxes                                 $  701,597    $   85,863     $    76,432
                                                 ----------    ----------    ------------


                             See accompanying notes.

                                       F-7                           Page 20

DMI FURNITURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY -- The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry - the Company manufactures, imports, and sells low to medium priced bedroom furniture, commercial and home office furniture, desks, accent furniture, and tables and chairs. It's principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States.

    INVENTORIES -- Inventories are valued at the lower of cost (first-in, first-out method) or market.

    DEPRECIATION -- Depreciation is provided on the basis of estimated useful lives of the property, plant and equipment, using the straight-line method. The useful lives of property, plant and equipment are as follows: Building and leasehold improvements, 8-35 years; and machinery and equipment, 3-13 years.

    INCOME TAXES -- The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the
differences are expected to reverse.   (See Note 8 for additional
information).

    EARNINGS PER COMMON SHARE -- Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding
during the period   (1997-6,006,353; 1996- 5,704,628; 1995 - 5,707,832), and
assumes the conversion of the Series C Preferred Stock into common stock. (See Note 16 for additional information)

    CONSOLIDATED STATEMENTS OF CASH FLOWS -- For purposes of the Consolidated Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

    ADVERTISING -- The Company expenses advertising-type costs as incurred. Advertising expense was approximately $857,000, $578,000 and $573,000 in fiscal 1997, 1996 and 1995 respectively.

    ACCOUNTING ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    LONG-LIVED ASSETS -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for

                                        F-8                           Page 21

Long-Lived Assets to be Disposed Of" (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997 and the application of the standard has not resulted in an impairment loss.

2.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                     1997              1996
                                                 -----------        ----------
Economic Development Revenue Bonds;
  payable in annual increasing maturities
  ($315,000 in 1998) and a final maturity
  on October 1, 2003 of $415,000; weekly
  adjustable coupon interest rate
  (3.58% on 8/30/97) and payable monthly.         $2,545,000        $2,850,000

Economic Development Revenue Bonds;
  payable in annual increasing maturities
  ($255,000 in 1998) and a final maturity
  on June 1, 2004 of $405,000; weekly
  adjustable coupon interest rate
  (3.58% on 8/30/97) and payable monthly.          2,275,000         2,515,000

Term note payable to bank; due
  in monthly principal installments of
  $33,333; interest at prime (8.5%) or
  LIBOR plus 1.75% (7.625%).                       1,645,445          2,169,341

$13,500,000 revolving master note
  payable to bank; interest at  prime (8.5%)
  or LIBOR plus 1.5% (7.375%);
  expires November, 1997.                         8,319,619          5,969,619

Capital leases on equipment; payable
  quarterly through March, 2000;
  interest at various rates.                         72,383            157,458
                                                 -----------        ----------

                                                 14,857,447         13,661,418

    Less portion due within one year              2,011,860          2,029,904
                                                 -----------        ----------

                                                $12,845,587        $11,631,514
                                                 ==========         ==========


    With respect to the term note and revolving loan above, the Company has the option of borrowing based on prime rate + 0% or London Interbank Offered Rate (LIBOR) + 1.75% for the term loan or +1.5% for the revolving note. As of August 30, 1997, $5 million of the revolver note balance and $1.4 million of the term loan were LIBOR priced.

    Subsequent to the end of fiscal 1997, the Company entered into a new credit agreement with its bank. The new credit agreement extended the revolving loan maturity date to January 31, 2000 and provides for continued amortization of the term loan until January 31, 2003 at its present rate of amortization. In addition, the new agreement provides long term financing for the new warehouse

                                      F-9                            Page 22
project by increasing the term loan balance by up to $1.5 million and amortization through January 31, 2003.

       Substantially all assets are pledged to collateralize long-term debt. On August 30, 1997, the Company had $1,467,000 additional borrowings available under the formula for calculating its available borrowings.

         With respect to the Economic Development Revenue Bonds (Bonds), the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When the Bonds are in the variable rate form, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment on the Bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed the lender is committed to providing financing for up to 372 days. The letters of credit expire in 1999 unless earlier extended by the bank. As a result of these bank commitments, the Bonds are classified as long-term debt in the accompanying balance sheet.

    The aggregate maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows:

         1998                             $ 2,011,860

         1999                               1,027,125

         2000                               8,373,017

         2001                               1,085,000

         2002                                 770,445

         Thereafter                         1,590,000
                                          -----------
                                          $14,857,447
                                          ===========

          The Company's bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a fixed charge ratio, tangible net worth, and ratio of total funded debt to EBITDA, all as defined in the bank financing agreement. The financing agreement further restricts the Company from, among other things, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends (except for dividends on preferred stock); and, acquiring capital assets in excess of a specific amount.

3.  LEASE COMMITMENTS

    The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

    Future minimum lease payments at August 30, 1997 under these leases are as follows:

         1998                               $  706,319

         1999                                  631,700

         2000                                  427,788

         2001                                  217,779

         2002                                  175,471
                                            ----------
         Total minimum payments             $2,159,057
                                            ==========

                                          F-10                         Page 23

         Rent expense under operating leases charged to operations during fiscal years 1997, 1996 and 1995 was $593,949, $747,412 and $815,273,
respectively.

4.  COMMITMENTS AND CONTINGENCIES

       The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $45,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

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

    The Company had letters of credit outstanding totaling $2,041,000 at August 30, 1997, and $1,521,000 at August 31, 1996. These letters of credit were issued for the purchase of inventory from foreign sources.

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

    Holders of Series C will have the right, upon request by holders of ten percent of the Series C, to elect a majority of the Board of Directors upon the accumulation of dividends in arrears of at least $269,500 or if the Company fails to earn annual net income of at least $769,500, or the occurrence of an event of noncompliance. A majority of the Series C stockholders must be present at the special meeting to constitute a quorum. Holders of a majority of the Series C waived their right to elect a majority of the directors during fiscal 1997 as a result of the Company's failure to earn at least $769,500 in net income during fiscal 1996.

                                  F-11                               Page 24

    The Company's Certificate of Incorporation restricts payment of cash dividends on the common stock to 10% of the Company's net income for the immediately preceding fiscal year, after deduction of dividends paid in that year on the Series C preferred stock.

    In liquidation, the Series C shares are entitled to receive their liquidation value before a distribution to common stockholders.

6.  STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have affected as follows. Because the method of accounting required by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                                      1997               1996
                                                  ----------          --------
Net income:                  As reported          $2,406,000          $376,000
                             Proforma              2,379,000           362,000

Earnings per common share:   As reported                $.40              $.07
                             Proforma                    .40               .06



    Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders February, 1989. In February, 1994 the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 30, 1997 follows:

                                  F-12                             Page 25


                                     1997                          1996                         1995
                            ----------------------         ---------------------      --------------------
                                         Weighted                     Weighted                  Weighted
                                          Average                      Average                   Average
                            Options      Exercise          Options    Exercise        Options   Exercise
                              (000)        Price            (000)       Price           (000)     Price
                            --------     ---------         --------   ----------      --------  ----------
Outstanding-beginning
  of year                       655        $1.66               606       $1.66            420      $1.77

Granted                          85         2.77                97        1.63            187       1.40

Exercised                       (33)        1.38                 -           -             (1)      1.38

Expired                           -            -               (48)       1.57              -          -
                            --------     ---------         --------   ----------      --------  ----------
Outstanding-end of
  year                          707        $1.80               655       $1.66            606      $1.66
                            --------     ---------         --------   ----------      --------  ----------
                            --------     ---------         --------   ----------      --------  ----------

Exercisable at end of
  year                          557        $1.68               559       $1.66            577      $1.61


Weighted-average fair
  value of options granted
  during the year             $1.81                          $1.06                      $1.34


    Exercise prices for options outstanding as of August 30, 1997 ranged from $1.38 to $3.00. The weighted-average remaining contractual life of those options is 6.2 years.

    Included in the above are non-qualified options for 180,000 shares of common stock for $1.38 to $2.50 per share to certain employees/directors which have a total option price of approximately $390,000. The options are immediately exercisable for up to ten years after the date of grant.

    The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 30, 1997 follows:


                                     1997                          1996                         1995
                            ----------------------         ---------------------      --------------------
                                         Weighted                     Weighted                  Weighted
                                          Average                      Average                   Average
                            Options      Exercise          Options    Exercise        Options   Exercise
                              (000)        Price            (000)       Price           (000)     Price
                            --------     ---------         --------   ----------      --------  ----------
Outstanding-beginning
  of year                       90          $2.15              87        $2.17           83        $2.20

Granted                         21           2.81               3         1.56            4         1.63

Exercised                      (14)          1.98               -            -            -            -

Expired                        (45)          2.25               -            -            -            -
                            --------     ---------         --------   ----------      --------  ----------

Outstanding-end of
  year                          52          $2.38              90        $2.15          87         $2.17
                            --------     ---------         --------   ----------      --------  ----------
                            --------     ---------         --------   ----------      --------  ----------

Exercisable at end of
  year                          30          $2.12              85        $2.19          81         $2.17


Weighted-average fair
  value of options granted
  during the year            $1.84                          $1.02                    $1.06



                                        F-13                          Page 26

    Exercise prices for options outstanding as of August 30, 1997 ranged from $1.19 to $3.50. The weighted-average remaining contractual life of those options is 6.6 years.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996: expected volatility of
43.8 percent; risk-free interest rate of 6.3 percent; expected lives for options of 10 years; and expected dividend yield of 0 percent based on the Company's history of no dividend payments on common stock.

7.  PENSION PLANS

    The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $142,000 in fiscal 1997, $169,000 in fiscal 1996, and $180,000 in fiscal
1995. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company's policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under ERISA.

    Net pension costs for the defined benefit plan in fiscal 1997, fiscal 1996 and fiscal 1995 was computed as follows:


                                             1997         1996         1995
                                             ----         ----         ----

  Service cost-benefits
   earned                                  $ 56,352     $ 70,598     $ 71,090

  Interest cost on projected
   benefit obligation                       197,872      191,020      180,937

  Actual return on plan assets             (135,773)    (126,034)    (105,366)

  Amortization of transition
   obligation                                 9,907       13,686       13,686

  Amortization of unrecognized
   prior service cost                        13,990       19,327       19,327
                                           --------     --------     --------
      Net pension expense                  $142,348     $168,597     $179,674
                                           ========     ========     ========

                                       F-14                             Page 27

    The funded status of the defined benefit plan at August 30, 1997 and August 31, 1996 is shown below:

  Actuarial present value of
   accumulated plan benefits:

                                               1997               1996
                                               ----               ----

  Vested                                   $(2,481,792)       $(2,366,236)
  Non-vested                                   (99,171)           (37,459)
                                           -----------        -----------
  Accumulated/projected benefit
   obligation                               (2,580,963)        (2,403,695)
  Plan assets at fair market
   value                                     1,980,215          1,587,097
                                           -----------        -----------
  Projected benefit obligation
   in excess of plan assets                   (600,748)          (816,598)
  Unrecognized transition
   liability                                   128,785            138,692
  Unrecognized net (gain)/loss                 (60,073)           (55,257)
  Unrecognized prior service cost              227,454            241,414
  Adjustment required to
   recognize minimum liability                (296,166)          (324,849)
                                           -----------        -----------
  Accrued pension liability                $  (600,748)       $  (816,598)
                                           ===========        ===========

    The projected benefit obligation for service rendered was determined using an assumed discount rate of 8.25% and an assumed rate of return on plan assets of 8.25%. The assets of the plan are invested in equity and fixed income securities.

    The Company has a defined contribution 401(k) type retirement plan for salaried personnel and one for hourly personnel. Costs charged to operations in fiscal 1997, fiscal 1996 and fiscal 1995 for the salaried plan were $68,800, $57,000 and $65,400, respectively. Costs charged to operations in fiscal 1997 for the hourly plan were $69,900.

    The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989.
The present value of future payments under the plan accrued at August 30, 1997 and August 31, 1996 is approximately $321,000 and $376,000, respectively. Plan costs charged to operations were approximately $35,000 in fiscal 1997, $40,000 in fiscal 1996, and approximately $27,000 in fiscal 1995.

                                       F-15                             Page 28

8.  INCOME TAXES

    The tax effect of each temporary timing difference and carryforward that gives rise to significant deferred tax assets and deferred tax liabilities as of August 30, 1997 and August 31, 1996 are as follows (in thousands):

                                                     1997         1996
                                                     ----         ----

Net operating loss carryforwards                    $   -        $ 130
Alternative minimum tax credit carryforward             -          187
Accumulated tax depreciation of property and
 equipment in excess of accumulated book
 depreciation and other related items                (617)        (435)
Various accruals and reserves                         722          788
Inventory                                             131          106
Other                                                  53         (109)
                                                    -----        -----
Net deferred tax asset                              $ 289        $ 667
                                                    =====        =====

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. Based on this belief and the Company's historical and current pre-tax earnings as well as its expectations for the future, management believes it is more
likely than not that the Company will realize its deferred tax assets.   As a
result, no valuation allowance was required as of August 30, 1997 and August 31, 1996. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.

    Income tax expense consisted of the following (in thousands):

                                              TWELVE MONTHS ENDED
                                       AUG. 30,     AUG. 31,     SEP. 27,
                                         1997         1996         1995
                                         ----         ----         ----

Currently payable                       $1,085        $ 47         $ 55
Deferred                                   378         186          430
                                        ------        ----         ----
Total                                   $1,463        $233         $485
                                        ======        ====         ====

                                       F-16                             Page 29

    The deferred tax provision for the twelve months ended August 30, 1997 and August 31, 1996, and September 2, 1995 consisted of the following (in thousands):

                                         1997         1996         1995
                                         ----         ----         ----

Utilization of net operating loss
 carryforwards                           $130        $ 13         $209
Utilization of AMT credit
 carryforwards                            187           -            -
Excess tax over book depreciation          32          76          138
Other                                      29          97           83
                                         ----        ----         ----
                                         $378        $186         $430
                                         ====        ====         ====

    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                              TWELVE MONTHS ENDED
                                       AUG. 30,     AUG. 31,     SEP. 27,
                                         1997         1996         1995
                                         ----         ----         ----

Tax at 34% statutory rate               $1,319        $207         $438
State income taxes, net of
 federal benefit                           144          26           47
                                        ------        ----         ----
Income Taxes                            $1,463        $233         $485
                                        ======        ====         ====

9.  OTHER INFORMATION

    Inventories - Inventories are summarized below:

                                                     1997           1996
                                                     ----           ----

    Finished product                             $ 6,789,000    $ 4,794,000
    Work in process                                  514,000        521,000
    Raw material                                   4,959,000      4,538,000
                                                 -----------    -----------
                                                 $12,262,000    $ 9,853,000
                                                 ===========    ===========

    Accrued liabilities - Accrued liabilities are summarized below:

                                                     1997           1996
                                                     ----           ----

    Property, payroll and other taxes            $ 1,028,533    $   548,126
    Payroll, bonuses and commissions               1,439,146        858,492
    Interest                                          76,879         83,825
    Other                                            174,618        499,882
                                                 -----------    -----------
                                                 $ 2,719,176    $ 1,990,325
                                                 ===========    ===========

                                       F-17                             Page 30

10. QUARTERLY FINANCIAL DATA

    Quarterly financial data (unaudited - in thousands of dollars except per share amounts)

                       FIRST      SECOND         THIRD        FOURTH
FISCAL 1997           QUARTER     QUARTER       QUARTER       QUARTER     YEAR
-----------           -------     -------       -------       -------     ----

 Net sales            $15,789     $13,867       $12,530       $14,248    $56,434
 Gross profit           3,778       3,057         3,191         3,151     13,177

 Net income               861         435           570           540      2,416

 Income per
  common share (1)       $.15        $.07          $.09          $.09       $.40

                       FIRST      SECOND         THIRD        FOURTH
FISCAL 1996           QUARTER     QUARTER       QUARTER       QUARTER     YEAR
-----------           -------     -------       -------       -------     ----

 Net sales            $17,729     $12,502       $12,397       $12,935    $55,563
 Gross profit           3,223       2,024         2,490         2,877     10,614

 Net income (loss)       (184)       (151)          205           506        376

 Income (loss) per
  common share (1)      $(.06)      $(.05)         $.04          $.09       $.07

(1) Income per common share was calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. (Except when net loss in period common equivalent shares are omitted) (See Note 1).

11. MAJOR CUSTOMERS

    The Company's six largest customers accounted for approximately 42% of the Company's total sales in fiscal 1997. Six customers accounted for 34% of sales in fiscal 1996 and four customers accounted for 34% of sales in fiscal 1995, one of which accounted for approximately 13% of sales. The loss of more than one of these customers at the same time or one of the largest six could have a material effect on the business of the Company. As of August 30, 1997, one customer accounted for approximately 24% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

                                       F-18                             Page 31

12. PLANT CLOSING

    The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge included book provisions of approximately: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease associated with the closing as well as expected future occupancy related costs. The severance pay accrual related
to the termination of certain salaried and support staff personnel.   None of
the above referenced costs related to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility. During the fourth quarter of fiscal 1996 the Company sold the Gettysburg, Pennsylvania manufacturing plant and realized gross proceeds of approximately $375,000. Based upon this transaction approximately $127,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed. The net plant closing charge included in the consolidated statements of income was $868,000 for fiscal 1996. As of August 30, 1997 the only Gettysburg related asset carried is a parcel of unimproved land at cost of $10,000 and there are no Gettysburg plant closing related liabilities. During fiscal 1997 it was determined that the remaining $119,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The book values of cash and cash equivalents, trade receivable and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company's debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes which reprice frequently.

14. SOURCE AND SUPPLY OF LABOR

    Approximately 154 of the Company's 449 employees are covered by 2 collective bargaining agreements. One contract with the union representing 81 employees is due to expire in April 1998.

                                       F-19                             Page 32

15. EARNINGS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard will not be effective for the Company until the completion of its fiscal 1998 second quarter. The pro forma Basic and Diluted EPS for the three fiscal years 1997, 1996, and 1995, respectively, assuming the application of SFAS No. 128 at the beginning of those periods, is as follows:

                                             1997         1996         1995
                                             ----         ----         ----

Earnings per share:
    Basic                                       $.64         $.13         $.17
    Diluted                                     $.40         $.07         $.14

Average shares outstanding:
    Basic                                  3,114,482    2,999,189    2,970,026
    Diluted                                6,006,353    5,704,628    5,707,832

Number of common stock
   equivalents in diluted shares
   outstanding                             2,891,871    2,705,439    2,737,806

                                       F-20                             Page 33

Item 9.       CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES.

              None.

                                       II-8                             Page 34

Part III.

Items 10, 11, 12 and 13.

    The information called for by this part (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than December 29, 1997.

                                       III-1                            Page 35

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

                                      IV-1                              Page 36

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DATED:  October 21, 1997               DMI FURNITURE, INC.




                                       By: /s/ Donald D. Dreher
                                          ------------------------------------
                                       President, Chairman of the Board and
                                       Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Vice President, Finance,
                             Chief Financial Officer
                             and Principal Accounting
/s/ Joseph G. Hill           Officer and Director          October 21, 1997
--------------------------
Joseph G. Hill


/s/ Joseph L Ponce           Director                      October 21, 1997
--------------------------
Joseph L. Ponce


/s/ Alexander N. Rubin, Jr.  Director                      October 21, 1997
--------------------------
Alexander N. Rubin, Jr.


/s/ Thomas A. Dieruf         Director                      October 21, 1997
--------------------------
Thomas A. Dieruf


                             President, Chief
                             Executive Officer, Chairman
/s/ Donald D. Dreher         of the Board and Director     October 21, 1997
--------------------------
Donald D. Dreher

                                       IV-2                             Page 37

                              DMI FURNITURE, INC.

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                       BALANCE AT      CHARGED                           BALANCE
                                       BEGINNING       TO COSTS                           AT END
       DESCRIPTION                     OF PERIOD     AND EXPENSES     DEDUCTIONS (A)     OF PERIOD
       -----------                     ----------    ------------     -------------      ---------

Allowance for Doubtful Accounts:

Year ended September 2, 1995           $101,169        $237,004         $205,996          $132,177
                                       --------        --------         --------          --------

Year ended August 31, 1996             $132,177        $ 82,913         $105,099          $109,991
                                       --------        --------         --------          --------

Year ended August 30, 1997             $109,991        $125,200         $ 93,778          $141,413
                                       --------        --------         --------          --------

     (A)  Charge-offs net of recoveries.


                                       S-1                              Page 38

Item 14(a)3.   EXHIBITS

                                                                          10-K
               No.                                                      Page No.
               --                                                       -------


***********   (3)(a)    Restated Certificate of Incorporation
*                (b)    Bylaws

***********   (4)(a)    Restated Certificate of Incorporation
*                (b)    Bylaws

*******      (10)(a)    1988 Stock Option Plan for Employees
*********        (b)    Nonemployee Director Stock Option
                        Program
**********       (c)    Form of Indemnification Agreement
**********       (d)    Amendment of Employment Agreement and
                        Officer Severance Agreement dated as of
                        May 19, 1988 between Joseph G. Hill and
                        DMI Furniture, Inc.
*                (e)    First Amendment To Amended And Restated Credit
                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated October, 1994
****             (f)    Extension and Renewal of Employment Agreement
                        as of January 1, 1996 between DMI Furniture, Inc.
                        and Donald D. Dreher.
******           (g)    Credit Agreement with Bank One,
                        Indianapolis, N.A. dated December 4, 1993.
**********       (h)    Amendment of Employment Agreement and
                        Officer Severance Agreement dated as of
                        May 19, 1988 between Donald D. Dreher
                        and DMI Furniture, Inc.
********         (i)    Amended and Restated Credit Agreement between
                        Bank One, Indianapolis, National Association, and
                        DMI Furniture, Inc. dated June 9, 1994.
********         (l)    Loan Agreement between City of Huntingburg, Indiana
                        and DMI Furniture, Inc. dated June 1, 1994.
*********        (j)    1993 Long Term Incentive Stock Plan for Employees
*********        (k)    Stock Compensation and Deferral Plan for
                        Outside Directors.
**               (n)    Second Amendment To Amended And Restated Credit
                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated January, 1995.
**               (o)    Third Amendment To Amended And Restated Credit
                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated March, 1995.
**               (p)    Fourth Amendment To Amended And Restated Credit
                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated September 20 , 1995.
***********      (q)    Fifth Amendment To Amended And Restated Credit

                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated November 1, 1995.
***********      (r)    Sixth Amendment To Amended And Restated Credit
                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated January 11, 1996.
***********      (s)    Seventh Amendment To Amended And Restated Credit
                        Agreement between Bank One, Indianapolis, N.A.
                        and DMI Furniture, Inc. dated July 17, 1996.
*********        (t)    Loan Agreement between City of Huntingburg,
                        Indiana and DMI Furniture, Inc. dated as of
                        October 1, 1993.
***********      (u)    Escrow Agreements between DMI Furniture, Inc.,
                        Bank One, Indianapolis, N.A., The Fifth Third Bank
                        of Kentucky, and Donald D. Dreher and Joseph G. Hill.
***********      (v)    Extension and Renewal of Employment Agreement
                        as of September 11, 1996 between DMI Furniture, Inc.
                        and Joseph G. Hill.

                (11)    Statement re:  Computations of earnings per share    E-1

                (21)    List of subsidiaries                                 E-2

                (23)    Consent of Arthur Andersen LLP to incorporation of
                        audit report into S-8 registration.                  E-3

                (27)    Financial Data Schedule                              E-4

                (99)    Undertakings                                         E-5

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

** Incorporated by reference to annual report on Form 10-K for the fiscal year ended August 31, 1996

*** Incorporated by reference to annual report on Form 10-Q for the fiscal quarter ended March 4, 1995

****             Incorporated by reference to Form 8-K dated April 22, 1996.

***** Incorporated by reference to Exhibit 10 to report on Form 10-Q for the second quarter of fiscal year ended August 28, 1993.

******           Incorporated by reference to Registration Number 33-64188

******* Incorporated by reference to Form 10-Q for the fiscal quarter ended May 28, 1994.

******** Incorporated by reference to Form 10-Q for the fiscal quarter ended February 26, 1994.

*********        Incorporated by reference to Form 10-K for the fiscal
                 year ended August 28, 1993.

**********       Incorporated by reference to Form 10-K for the
                 fiscal year ended August 31, 1996.