Form 10-K/A
period 1997-08-30
DMI FURNITURE INC
filed 1997-12-30
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-K/A
                          (Amendment No. 1)

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended August 30, 1997.

     Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                    Commission File Number 0-4173

                         DMI FURNITURE, INC.
        (Exact name of registrant as specified in its charter)

          Kentucky                            41-0678467
   (State or other jurisdiction of      (IRS Identification No.)
Employer incorporation or organization)

One Oxmoor Place
101 Bullitt Lane
Louisville, Kentucky                                40222
(Address of principal executive officers)         (Zip Code)

Registrant's telephone number, including area code: (502)426-4351, Ext. 227

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,295,272 as of August 30, 1997.

Indicate the number of shares oustanding of each of the Registrant's classes Common Stock as of the last practicable date:

       Class                  Outstanding as of August 30, 1997
Common Stock, Par Value                   3,152,483
$.10 per Share

     DMI Furniture, Inc. (the "Corporation") hereby amends its annual report on Form 10-K for the year ended August 27, 1997 to add the information required by Items 10 through 13 of Part III of Form 10-K.

                               PART III

Item 10.  Directors and Executive Officers of Registrant.

     Class I Directors

     Donald D. Dreher (age 48) has served as President and Chief Executive Officer of the Corporation since 1986 and as a director since 1980. Mr. Dreher is a director and Past President of the American Furniture Manufacturers Association and of the American Furniture Hall of Fame. Mr. Dreher has served in various executive capacities with the Corporation since 1977. Before joining the Corporation, he was Corporate Systems Manager for Filtrol Corporation, which produces products for the mining and oil and gas industries.

     Joseph G. Hill (age 47), Vice President-Finance, Chief Financial Officer, Treasurer, and Secretary of the Company since 1986, was elected to the Board of Directors in September 1993. Mr. Hill has served in various executive capacities with the Company since 1984.
He is also a director and Past President of the American Furniture Manufacturers Association Finance Division. Before joining the Company, Mr. Hill was employed by Meidinger, Inc., now William M. Mercer, Incorporated, a subsidiary of Marsh McLennan, Inc., a national management consulting firm, where he held the positions of Vice President, Treasurer, and Consultant.

     Thomas M. Levine (age 48), a Class II director from 1984 to 1996, was elected as a Class I director in 1996. Mr. Levine is an independent management consultant. For more than the past five years, he has held the position of Executive Vice President of Fostin Capital Corp., which is active in originating and participating in venture capital ventures and leveraged buy-outs on behalf of itself, its clients, and affiliates.

     Joseph L. Ponce (age 70) has been a director of the Corporation since 1977. Since 1991 Mr. Ponce has been a financial consultant to Laser Technology, a manufacturer of non-destructive test equipment, for whom he has served as a director since 1987. From 1986 to 1991, he was Chairman of the Board of Plastech International, Inc., a manufacturer of plastic products. Previously, Mr. Ponce was Managing Director of Philadelphia First Group, Inc., an investment banking firm, from 1987 to 1988. From 1979 through 1987, he was Managing Director of
Wm. Sword & Co., Incorporated, an investment banking firm. Mr. Ponce is also a director of Scott Specialty Gases, Inc., a specialty chemical company, and Science Management Corporation, a management consulting and engineering firm.

     Alexander N. Rubin, Jr. (age 72), a director of the Corporation since 1977, has been of counsel to the law firm of Montgomery, McCracken, Walker & Rhoads, Philadelphia, Pennsylvania, since November 1993. Previously, he had been a partner in the law firm of Rubin Quinn Moss Heaney & Patterson and its predecessor firm since 1951.

     Thomas A. Dieruf (age 52), has been a director of the Corporation since December 1996. Since 1976 Mr. Dieruf has been associated with Pattco, Inc., a venture capital and management firm with interests in the restaurant, telecommunications, medical services and other industries, where he has served as Vice President since 1980. Mr. Dieruf also serves in various management capacities with affiliates of Pattco, Inc., including as Chairman, Chief Executive Officer and a director of Lexon Medical National, Inc., a medical management services firm; as Chairman and a director of Resource America, Inc., a medical information systems firm; and as Vice President of Western Restaurants, Inc., which operates restaurants in Kentucky and surrounding states. Mr. Dieruf is a certified public accountant.

     Class II Directors

     Mary F. Glasscock (age 55) has been a Class II director since September 1996. Mrs. Glasscock has been President of Glasscock, Inc., a women's apparel and antique retailer located in Louisville, Kentucky, since its inception in 1977.

     Mark E. Pulliam (age 39) has been a Class II director since September 1996. Mr. Pulliam is Vice President of Pattco, Inc. and since 1992 has served in various capacities with Pattco, Inc. and its affiliates. Mr. Pulliam serves as Vice President of Lexon Medical National, Inc. and as Vice President of Global Trading Company, an import/export firm. Prior to joining Pattco, Mr. Pulliam served as Senior Vice President, Director of Development for David Hocker & Associates, a regional real estate firm specializing in retail development. He has also served as a Financial Analyst with Hospital Corporation of America, and as a Health Care Investment Analyst with HCA Capital, the venture capital subsidiary of Hospital Corporation of America.

Item 11.  Executive Compensation.

     The following table sets forth the compensation paid by the Corporation for the fiscal years ended August 30, 1997, August 31, 1996, and September 2, 1995, to the Corporation's Chief Executive Officer and the most highly compensated executive officers as to whom total cash and cash-equivalent remuneration exceeded $100,000 during fiscal 1997.

                          Summary Compensation Table
                                                                     Long Term
                                     Annual Compensation           Compensation
                                                                      Awards
                                                                    Securities
Name and Principal   Fiscal                       Other Annual      Underlying            All Other
     Position         Year       Salary   Bonus   Compensation(1)  Options/SARS(#)     Compensation(2)

Donald D. Dreher      1997     $275,000  $389,500       $-0-            $-0-               $3,509
President and Chief   1996      264,000   156,233        -0-             -0-                3,734
Executive Officer     1995      242,000    88,155        -0-             -0-                2,901

Joseph G. Hill        1997     $161,250  $119,843       $-0-            $-0-               $3,109
Vice President -      1996      155,000    43,891        -0-             -0-                3,305
Finance, Chief        1995      150,917    39,435        -0-             -0-                3,018
Financial Officer,
Treasurer &
Secretary

(1)      Certain perquisites provided to each of the named executive officers totaled less than 10 percent of each officer's total salary and bonus.

(2) All amounts represent the Corporation's contributions to its defined contribution plan.

Stock Option Grants

     No stock options were awarded to the Chief Executive Officer and the other named executive officers during fiscal 1997.

     The following table sets forth certain information regarding options exercised by the Chief Executive Officer and the named executive officers during fiscal 1997 and unexercised stock options held by them as of August 30, 1997.

Aggregated Option Exercises in Fiscal 1997 and Year-End Stock Option
Values

                       Shares                 Number of Securities             Value of Unexercised
                      Acquired    Value      Underlying Unexercised                In-the-Money
                    on Exercise  Realized    Options/SARs at 8/30/97         Options/SARs at 8/30/97
     Name               (#)        ($)       Exercisable/Unexercisable    Exercisable/Unexercisable (1)
Donald D. Dreher        -0-       $-0-             445,903/-0-                      $507,157/$0
Joseph G. Hill          -0-        -0-             157,968/-0-                       195,664/0

_______________________

(1)  Market value of underlying securities at year-end, minus the exercise or base price.

    At August 30, 1997, the Corporation had options for 939,099 shares of Common Stock outstanding at exercise prices ranging from $1.19 to of $3.50 per share.

Employment Agreements

    The Corporation currently has employment agreements with Messrs. Dreher and Hill (the "Employment Agreements"). The Employment Agreements generally have one- or two-year terms and may be extended by the Board of Directors. The Employment Agreements provide for base salary, a bonus related to the Corporation's performance (as more fully described below), certain perquisites, and other benefits generally available to the Corporation's employees. If the executive officer's employment with the Corporation terminates for any reason other than expiration of the Employment Agreement, death, illness or disability, for cause (as defined), or voluntary cessation by the officer, the Employment Agreement entitles the officer to the balance of his base salary plus a pro rata portion of the cash bonus the officer would have earned during the year of termination. The Employment Agreements also contain a noncompetition covenant for one year if employment terminates for any of the reasons listed in the preceding sentence.

    The Employment Agreement with Mr. Dreher expires August 31, 2000 and provides for an initial annual salary of $275,000, which will be reviewed annually. Mr. Dreher can earn an annual cash bonus under a formula based on the Corporation's adjusted net pre-tax income (as defined). Mr. Dreher also earns a stock bonus equal to 59.3% of his cash bonus, which was waived for fiscal 1997. The stock bonus is payable in shares of Common Stock having an aggregate market value equal to the closing bid price for the Common Stock reported on NASDAQ on the last trading day of the Corporation's fiscal year.

    The Employment Agreement with Mr. Hill expires on August 31, 1999, and provides for an initial annual salary of $170,000, which is reviewed annually. Mr. Hill can earn an annual cash bonus under a formula based on the Corporation's adjusted net pre-tax income (as defined). Mr. Hill also earns a stock bonus equal to 45.45% of his cash bonus, which was waived for fiscal 1997. The stock bonus is payable in shares of Common Stock having an aggregate market value equal to the closing bid price of the Corporation's stock reported on NASDAQ on the last trading day of the fiscal year.

Severance Agreements

    The Corporation has entered into contracts (the "Severance Agree-ments") with Donald D. Dreher and Joseph G. Hill (the "Covered Officers") to provide an additional incentive for Messrs. Dreher and Hill to remain in the employ of the Corporation in the event of a change in control of the Corporation or the possibility thereof.
These Severance Agreements were not entered into because of any belief by management that a change in control of the Corporation was imminent.

    The Severance Agreements had an initial three-year term beginning January 1, 1988 and automatically renew for additional three-year periods unless the Corporation gives notice not later than September 30th of the year preceding expiration that it does not wish to extend the Severance Agreement. The Severance Agreements have been automatically renewed through December 31, 1999.

    The Severance Agreements provide for the payment of compensation to the Covered Officers (a) upon the termination of a Covered Officer's employment other than for cause after a change in control of the Corporation, as defined in the Severance Agreement, occurs; (b) if a change in control of the Corporation occurs within nine months after such termination; or (c) if the Covered Officer terminates his employment after the 60-day period immediately following a change in control.

    Compensation to be paid under the Severance Agreements includes
(a) the unpaid balance of the Covered Officer's base salary through the date of termination; (b) an amount equal to three times the Covered Officer's annual base salary (present valued to a lump sum) plus the most recent cash bonus paid to the Covered Officer; and (c) all legal fees and expenses incurred by the Covered Officer resulting from termination. However, the amount of compensation to be paid under the Severance Agreement will be reduced, if necessary, to $1.00 below the amount of benefits that the Corporation can properly deduct under Section 280G(a) of the Internal Revenue Code of 1986, as amended. If the Covered Officer dies or terminates his own employment for any reason within the 60-day period immediately following a change in control, the Corporation will pay the Covered Officer his full base salary through the date of termination plus all other compensation to which he is entitled under any plan, agreement or arrangement of the Corporation, and the Corporation will have no further obligations to the Covered Officer under the Severance Agreement. The Covered Officers will not be required to seek other employment, and compen-sation will not be reduced by any income received from other sources.

Compensation of Directors

    The Corporation's nonemployee directors receive a retainer of $1,500 per month and $1,350 for each board meeting attended ($200 for a telephonic board meeting). In addition, nonemployee directors who attend an Audit or Compensation/Stock Option Committee meeting receive $200 per meeting, and each committee chairman receives an additional $200 per meeting. Nonemployee members of the Long Range Planning Committee receive $850 per meeting attended. All directors were reimbursed for travel expenses to attend Board or committee meetings.

    Under the Corporation's Compensation and Deferral Plan for
Outside Directors (which was approved by stockholders at the 1994 Annual Meeting), a minimum of one-third of the total monthly retainer for the year (or more at the director's option) is paid at the end of the fiscal year in the form of shares of Common Stock, valued at the closing bid price for the Common Stock on the last trading day of the fiscal year. For fiscal 1997, each of the Corporation's three nonemployee directors was paid 2,087 shares of Common Stock, valued at $2.875 per share, as the stock portion of the monthly retainer.

    Under the Corporation's Nonemployee Directors Stock Option
Program (the "Program"), each nonemployee director automatically received an option for 6,000 shares on the March 15th next following initial election and an option for 1,000 shares on the March 15 following election in each subsequent year. Nonemployee directors in office on May 5, 1987 received an initial option for 5,000 shares plus 1,000 shares for each year in office before 1987. The Board of Direc-tors had no discretion with respect to awards under the Program.

     All options granted under the Program have an exercise price equal to the closing bid price for the Common Stock on NASDAQ on the date of the grant of the options. The exercise price for the options granted on March 15, 1997, was $2.81 per share. Options become exercisable with respect to one-half of the shares on the first anniversary of the grant and fully exercisable on the second anniversary of the grant.

    The Program expired in 1997. The Board expects to submit a new plan providing for automatic grants of options to nonemployee directors for stockholder approval at the Annual Meeting of the Corporation's stockholders in 1998.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

    The Corporation had two classes of capital stock with shares issued and outstanding as of December 19, 1997. A total of 3,164,251 shares of Common Stock and 1,995,050 shares of Series C Preferred
Stock were issued and outstanding as of that date.

    Except as provided in the Corporation's Certificate of Incorporation, each share of Common Stock is entitled to one vote on any matter submitted for the vote or written consent of stockholders of the Corporation, including the election of directors. The Corporation's Restated Certificate of Incorporation provides that holders of the Series C Preferred are entitled to elect up to two Class II directors to serve a one-year term on the Board of Directors. Holders of Series C Preferred also have a contingent right to elect a majority of the Board of Directors, upon request by holders of ten percent of the Series C Preferred, if (i) unpaid dividends of at least $269,500 on the Series C Preferred accrue, (ii) the Corporation fails to earn annual Consolidated Net Income of at least $769,500, or (iii) an Event of Noncompliance (as defined in the Restated Certificate of Incorporation) occurs during the preceding fiscal year. If the holders of Series C Preferred become entitled to exercise this conditional right and choose to do so, certain of the Class I directors would cease to be directors in accordance with the Corporation's by-laws. The Corporation earned Consolidated Net Income of more than $769,500 in fiscal 1997 and is current with respect to dividends payable on the Series C Preferred.

    The following table sets forth certain information as of December 19, 1997 relating to the shares of Series C Preferred and Common Stock beneficially owned by the Corporation's directors and executive officers and by beneficial owners of more than five percent of any class of the Corporation's voting stock.

                                                 Shares
Name & Address of                             Beneficially       Percentage
Beneficial Owner           Title of Class         Owned         of Class (1)

Pattco, Inc.              Series C Preferred     910,616            45.6%
James F. Patterson        Common Stock           264,434(2)          8.4%
  10000 Shelbyville Road
  Louisville, KY 40222

C. Edward and Mary F.     Series C Preferred     332,858            16.7%
Glasscock                 Common Stock           102,416(3)          3.2%
  3200 Providian Center
  Louisville, KY 40202

The Prudential Ins.       Series C Preferred      172,623            8.7%
 Co. of America           Common Stock                  0(4)          --(4)
  100 Mulberry Street
  Gateway Four
  Newark, NJ 07102

Allied Capital Corp.      Series C Preferred      199,920           10.0%
  1666 K St., N.W.        Common Stock                  0(5)          --(5)
  (Suite 901)
  Washington, D.C. 20006

LBR&M Associates, L.P.    Series C Preferred      149,847            7.5%
  681 Andersen Drive      Common Stock                 --(6)          --(6)
  Foster Plaza 6
  Pittsburgh, PA 15220

Phillip D. Miller         Common Stock            199,266            6.3%
  140 East 29th St.
  Holland, MI 49423

Donald D. Dreher          Series C Preferred       45,531            2.3%
One Oxmoor Place          Common Stock            536,040(7)        14.9%(7)
  101 Bullitt Lane
  Louisville, KY 40222

Joseph G. Hill            Series C Preferred       45,531            2.3%
  One Oxmoor Place        Common Stock            197,099(8)         5.9%(8)
  101 Bullitt Lane
  Louisville, KY 40222

Thomas M. Levine          Common Stock              9,016(9)           *

Joseph L. Ponce           Common Stock             78,497(10)        2.5%

Thomas A. Dieruf               --                      --             --

Mark E. Pulliam                --                      --             --

All directors and        Series C Preferred       423,920           21.2%
  executive officers as  Common Stock             923,068(11)       24.4%(11)
  a group (7 persons)
________________________________

    *    Indicates less than 1% of class.

    (1) In determining the percentage of class, Common Stock and Series C Preferred are considered as separate classes. Shares of Common Stock subject to currently exercisable options are deemed outstanding for computing the percentage of class of the person holding such options but are not deemed outstanding for computing the percentage of class of any other person. Percentages of class of Com-mon Stock assume shares of Series C Preferred will not be converted into Common Stock. Percentages resulting from such conversion by a holder of Series C Preferred are included in footnotes.

    (2) Does not include 1,129,413 shares issuable upon the conversion of 894,972 shares of Series C Preferred at a purchase price of $1.63 per share and 15,644 shares of Series C Preferred at a purchase price of $1.00 per share, which would increase the percentage of class to 32.5%. As controlling shareholder of Pattco, Inc., Mr. Patterson is deemed to be the beneficial owner of shares owned by Pattco, Inc.

    (3) Does not include 412,836 shares issuable upon the conversion of 327,139 shares of Series C Preferred at a purchase price of $1.63 per share and 5,719 shares of Series C Preferred at a purchase price of $1.00 per share, which would increase the percentage of class to 14.4%.

    (4) Does not include 211,807 shares issuable upon the conversion of the Series C Preferred at a purchase price of $1.63 per common share, which would represent 6.3% of the class.

    (5) Does not include 399,840 shares of Common Stock issuable upon conversion of the Series C Preferred at a purchase price of $1.00 per common share, which would represent 11.2% of the class.

    (6) Does not include 183,861 shares of Common Stock issuable upon the conversion of Series C Preferred at a purchase price of $1.63 per common share, which would represent 5.5% of the class.

    (7) Includes exercisable stock options for 445,093 shares. Does not include 56,471 shares issuable upon the conversion of 44,749 shares of Series C Preferred at a purchase price of $1.63 per share and 782 shares of Series C Preferred at a purchase price of $1.00 per share, which would increase the percentage of class to 16.2%.

    (8) Includes exercisable stock options for 157,968 shares. Does not include 56,471 shares issuable upon the conversion of 44,749 shares of Series C Preferred at a purchase price of $1.63 per share and 782 shares of Series C Preferred at a purchase price of $1.00 per share, which would increase the percentage of class to 7.5%.

    (9)  Includes exercisable stock options for 3,500 shares.

    (10) Includes exercisable stock options for 8,500 shares.

    (11) Includes exercisable stock options for an aggregate of 615,061 shares. Does not include 525,778 shares issuable upon the conversion of 416,637 shares of Series C Preferred at a purchase price of $1.63 per share and 7,283 shares of Series C Preferred at a purchase price of $1.00 per share, which would increase the percentage of class to 33.7%.

Item 13. Certain Relationships and Related Transactions.

    None.


                              SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DMI FURNITURE, INC.



Date: December 30, 1997                By /s/ Joseph G. Hill
                                         Joseph G. Hill,
                                         Vice President, Finance
                                         Chief Financial Officer