Form 10-Q
period 1997-11-29
DMI FURNITURE INC
filed 1998-01-12
CIK 225261

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                      FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities
                                Exchange Act of 1934


                        For the fiscal quarter ended November 29, 1997


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

         Registrant's telephone number with area code:   (502) 426-4351 Ext.227


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

Outstanding at November 30, 1997 - 3,164,251

INDEX


Part I. Financial Information                                            Page

        Consolidated Balance Sheets - November 29, 1997
         and August 30, 1997                                             3, 4

        Consolidated Statements of Operations - Three Months
         Ended November 29, 1997 and November 30, 1996                      5

        Consolidated Statements of Cash Flows - Three
         Months Ended November 29, 1997 and
         November 30, 1996                                               6, 7

        Notes to Consolidated Financial Statements                       8-11

        Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  12-13


Part II.Other Information                                               14-15

Index to Exhibits
     10.  Amended and Restated Credit Agreement                         16-81

     11.  Calculations of Earnings Per Share                               82

     27.  Financial Data Schedule                                          83

                      PART I.  FINANCIAL INFORMATION

                           DMI FURNITURE, INC.

                        CONSOLIDATED BALANCE SHEETS

                         (Amounts in thousands)


              ASSETS                                     Nov. 29,       Aug. 30,
             --------                                       1997           1997
                                                       ----------     ----------
Current assets:
  Cash                                                       $313           $512
  Restricted cash for debt payments                         1,291          1,080
  Accounts receivable - net                                11,649          9,149
  Inventories (Note 4)                                     11,972         12,262
  Other current assets                                        375            363
  Current portion of deferred income taxes (Note 2)           747            792
                                                       ----------     ----------
    Total current assets                                   26,347         24,158


Property, plant and equipment - at cost (Note 1)           21,290         20,436
  Less accumulated depreciation                             9,783          9,479
                                                       ----------     ----------
    Net property, plant and equipment                      11,507         10,957

Other assets:
  Intangible pension asset                                    296            296
  Other                                                       133            140
                                                       ----------     ----------
                                                              429            436
                                                       ----------     ----------

                                                          $38,283        $35,551
                                                          =======        =======


                                 See accompanying notes.

                                     DMI FURNITURE, INC.

                                 CONSOLIDATED BALANCE SHEETS
                                         (Continued)
                                    (Amounts in thousands)


                                                         Nov. 29,     Aug. 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1997           1997
-----------------------------------                     ---------     ---------
Current liabilities:
  Trade accounts payable                                  $2,895         $2,890
  Accrued liabilities  (Note 7)                            3,101          2,719
  Accrued dividends on preferred
   stock (Note 6)                                            519            399
  Long-term debt due within one year                       2,056          2,012
                                                      ----------     ----------
    Total current liabilities                              8,571          8,020

Long-term liabilities:
  Long-term debt                                          14,407         12,846
  Accrued pension costs                                      508            601
  Deferred compensation                                      310            321
  Deferred income taxes (Note 2)                             502            502
                                                      ----------     ----------
                                                          15,727         14,270

Stockholders' equity:
  Series C convertible preferred stock,
   $2 par value, 1,995,050 authorized
   and outstanding                                         3,990          3,990
  Common stock                                               316            315
  Additional paid-in capital                              15,374         15,341
  Retained deficit                                        (5,695)        (6,385)
                                                      ----------     ----------
    Total stockholders' equity                            13,985         13,261
                                                      ----------     ----------

                                                         $38,283        $35,551
                                                         =======        =======


                                See accompanying notes.

                                   DMI FURNITURE, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Amounts in thousands)

                                       (Unaudited)


                                                        THREE MONTHS ENDED
                                                   ---------------------------
                                                        Nov. 29,       Nov. 30,
                                                           1997           1996
                                                     ----------     ----------
Net sales                                               $17,439        $15,789

Cost of sales                                            13,304         12,011
                                                     ----------     ----------
Gross profit                                              4,135          3,778

Selling, general and
  administrative expenses                                 2,570          2,216

Plant closing reserve (Note 7)                                -           (118)
                                                     ----------     ----------
Operating profit                                          1,565          1,680

Interest expense (net)                                     (259)          (292)
                                                     ----------     ----------
Income before provision for income taxes                  1,306          1,388

Provision for income taxes (Note 2)                        (496)          (527)
                                                     ----------     ----------
Net income (Note 7)                                        $810           $861
                                                         ======         ======

Net income applicable to common stock                      $690           $676
                                                         ======         ======

Earnings per common share (Notes 3 and 7)                  $.13           $.15
                                                         ======         ======

                                 See accompanying notes.

                                   DMI FURNITURE, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Amounts in thousands)
                                     (Unaudited)


                                                           THREE MONTHS ENDED
                                                    ---------------------------
                                                        Nov. 29,       Nov. 30,
                                                           1997           1996
                                                    ---------------------------
Cash flows from operating activities:
  Net income (Note 7)                                       $810           $861
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                            304            263
    Deferred income taxes (Note 2)                            45            482
    Pension costs                                            (93)           (55)
    Deferred compensation                                    (11)           (15)
    Changes in assets and liabilities:
      Accounts receivable                                 (2,500)        (2,655)
      Inventories                                            290           (993)
      Other assets                                            (5)            150
      Trade accounts payable                                   5            246
      Accrued liabilities (Note 7)                           382            108
                                                      ----------     ----------
     Total adjustments                                    (1,583)        (2,469)
                                                      ----------     ----------
     Net cash used by
      operating activities                                  (773)        (1,608)
                                                      ----------     ----------
Cash flows provided (used) by
 investing activities:
  Capital expenditures                                      (854)           (96)
   Proceeds from sale of asset                                 0            124
                                                      ----------     ----------
    Cash provided (used) by investing
      activities                                            (854)             28
                                                      ----------     ----------

                               See accompanying notes.

                                 DMI FURNITURE, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)
                                (Amounts in thousands)
                                     (Unaudited)



                                                         THREE MONTHS ENDED
                                                   ----------------------------
                                                       Nov. 29,       Nov. 30,
                                                          1997           1996
                                                    ---------------------------
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                          $6,650         $4,950
  Payments on line of credit                              (4,650)        (2,800)
  Payments on long term debt                                (395)          (560)
  Restricted cash                                           (211)             0
  Proceeds from stock options exercised                       34              0
                                                      ----------     ----------
    Cash provided by
     financing activities                                  1,428          1,590
                                                      ----------     ----------

Increase (decrease) in cash                                 (199)            10

Cash- beginning of period                                    512             97
                                                      ----------     ----------
Cash- end of period                                         $313           $107
                                                          ======         ======
Cash paid for:
  Interest                                                  $235           $287
                                                          ======         ======

  Income taxes                                              $300            $69
                                                          ======         ======



                                     See accompanying notes.

                         DMI FURNITURE, INC.

              Notes to Consolidated Financial Statements

(1) FINANCIAL STATEMENTS AND ORGANIZATION

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at November 29, 1997 and for the three months ended November 29, 1997 and November 30, 1996 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1998 fiscal year.

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


(2) INCOME TAXES

     Income tax expense (benefit) consisted of the following (in thousands):

           Three Months Ended
           Nov. 29,   Nov. 30,
            1997       1996
          ---------   --------
Current     $451        $45

Deferred      45        482
           -----       ----
Total       $496       $527
            ====       ====

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                Three Months Ended
                              Nov. 29,       Nov. 30,
                                 1997           1996
                              --------       --------
Tax at 34% statutory rate      $444            $472

State income taxes               52              55
                              --------      --------
Income Taxes                   $496            $527
                              ========      ========

(3) EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period, and assumes the conversion of the Series C Preferred Stock into common stock. See
Exhibit 11 for more information.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard will not be effective for the Company until the completion of its fiscal 1998 second quarter. The pro forma Basic and Diluted EPS for the three months periods of fiscal 1998 and 1997, respectively, assuming the application of SFAS No. 128 at the beginning of those periods, is as follows:

                                    Three Months Ended
                                    Nov. 29,       Nov. 30,
                                      1997            1996
                                     -------       --------
Earnings per share:
     Basic                              $.22            $.22
     Diluted                            $.13            $.15

Average shares outstanding:
     Basic                         3,156,406       3,056,212
     Diluted                       6,077,292       5,856,080

Number of common stock
   equivalents in diluted shares
   outstanding                     2,920,886       2,799,868

(4) INVENTORIES

     Inventories were comprised of the following at November 29, 1997 and August 30, 1997:

                            Nov. 29, 1997  August 30, 1997
                            -------------  ---------------
 Finished Products             $6,282,000      $6,789,000
 Work in Process                  514,000         514,000
 Raw Materials                  5,177,000       4,959,000
                              -----------     -----------
                              $11,972,000     $12,262,000
                              -----------     -----------
                              -----------     -----------

(5) OTHER MATTERS

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the first quarter of fiscal 1998 increased $1,650,000 or 10.5% over the first quarter of fiscal 1997. This increase was the result of increased sales of commercial office furniture, home office furniture, and other residential furniture including desks, desk chairs, wall systems, occasional tables, and increased sales of lumber and wood parts by the Company's sawmill/dimension plant to outside trade customers. The increase was partially offset by lower sales of promotional bedroom furniture. Office furniture sales increased 13%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, and occasional tables increased
60%;   sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant increased 16%; sales of certain residential desks decreased 70% which was due to the Company's decision to devote less production to these products due to their lower profit margin; and promotional bedroom sales decreased by 16%.

Gross Margin - The Company's gross margin in the first quarter of fiscal 1998 was 23.7% compared to 23.9% in the first quarter of fiscal 1997. The slight reduction in gross profit margin was primarily a result of lower operating results by the Company's internal supplier plants as a result of decreased sales to the Company's furniture plants.

Selling, General and Administrative (S,G&A) Expense - For the first quarter of fiscal 1998, S,G&A expense amounted to $2,570,000 or 14.7% of sales compared to $2,216,000 or 14.0% of sales for the first fiscal quarter of 1997. This increase is primarily due to sales and marketing related start-up expenses for the Company's new Wynwood division. On September 4, 1997 the Company announced the formation of the Wynwood division to market better quality imported wood furniture. The sales and marketing related start-up expenses totaled approximately $210,000 during the first quarter of fiscal 1998. These expenses had the affect of lowering earnings per common share by $.02 for the first quarter of fiscal 1998.

Interest Expense - For the first quarter of fiscal 1998, net interest was $259,000 compared to $292,000 for the first quarter of fiscal 1997, or a decrease of 11% This decrease was primarily the result of lower borrowing rates resulting from the Company's amended credit arrangements.

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

     Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 56 days for the first three months of fiscal
1998 compared to 58 days for the three months of fiscal 1997.   The Company's
average days of inventory on hand averaged 85 days for the first three months of fiscal 1998 compared to 81 days for the first three months of fiscal 1997.

Key elements of the Consolidated Statements of Cash Flows:
                                                              Three Months
                                                            1998        1997
                                                        ----------  -----------
Net cash used by operating activities                   $(773,000)  $(1,608,000)
Cash provided (used) for investing activities            (854,000)       28,000
                                                        ----------  -----------
Net cash flows from operating and investing activities (1,627,000)   (1,580,000)
Cash provided by financing activities                   1,428,000     1,590,000
                                                        ----------  -----------
Net change in cash and cash equivalents                 $(199,000)      $10,000
                                                        ==========   ==========

     During the first three months of fiscal 1998 , the Company used cash flows for operating activities of $773,000 compared to cash flows used of $1,608,000 for the three month period in fiscal 1997. The operating cash flows used in the current year are lower than funds used the previous year primarily due to the success of the Company's inventory control. Investing activities required $854,000 during the first three months of fiscal 1998 primarily to continue construction of the new 100,000 square foot facility in Huntingburg, Indiana for the new Wynwood division. Financing activities provided $1,428,000 during the first three months of fiscal 1998 compared to funds provided of $1,590,000 the previous year both of which came primarily from borrowings on the revolving line of credit.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

          10. Amended and Restated Credit Agreement between Bank One, Indiana, NA and DMI Furniture, Inc. dated October 3, 1997.

          11.  Calculations of earnings per share.

          27.  Financial Data Schedule

        (b)  REPORTS ON FORM 8-K

                    None.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DMI FURNITURE, INC.
                                                       (Registrant)


Date:  January 12, 1998                 /s/Joseph G. Hill
                                        ------------------------
                                        Joseph G. Hill
                                        Vice President-Finance,
                                        Chief Financial Officer,
                                        Secretary & Treasurer