Form 10-Q
period 1998-02-28
DMI FURNITURE INC
filed 1998-04-08
CIK 225261

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


         Quarterly Report Under Section 13 or 15(d) of The Securities
                             Exchange Act of 1934


                 For the fiscal quarter ended February 28, 1998
                 -----------------------------------------------


                         Commission File Number 0-4173
                         ------------------------------


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


    Registrant's telephone number with area code:   (502) 426-4351 Ext.227
                                                    -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__        No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
CLASS - Common Stock, Par Value $.10 per Share
-----
OUTSTANDING AT FEBRUARY 28, 1998 - 3,165,251
--------------------------------

INDEX


Part I. Financial Information                                               Page
                                                                            ----
        Consolidated Balance Sheets - February 28, 1998
            and August 30, 1997                                             3, 4

        Consolidated Statements of Operations - Three and Six
            Months Ended February 28, 1998 and March 1, 1997                   5

        Consolidated Statements of Cash Flows - Six Months Ended
            February 28, 1998 and March 1, 1997                             6, 7

        Notes to Consolidated Financial Statements                          8-10

        Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     11-13

Part II. Other Information                                                 14-15

Index to Exhibits

         11.  Calculations of Earnings Per Share                              16

         27.  Financial Data Schedule                                         17


                            PART I. FINANCIAL INFORMATION
                                DMI FURNITURE, INC.
                            CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                          Feb. 28,       Aug. 30,
ASSETS                                                       1998           1997
------                                                    -------        -------
Current assets:
  Cash                                                       $669          $ 512
  Restricted cash for debt payments                         1,455          1,080
  Accounts receivable - net                                 7,682          9,149
  Inventories (Note 4)                                     11,744         12,262
  Other current assets                                        402            363
  Current portion of deferred income taxes (Note 2)           736            792
                                                          -------       --------
    Total current assets                                   22,688         24,158

Property, plant and equipment - at cost (Note 1)           21,773         20,436
  Less accumulated depreciation                            10,015          9,479
                                                          -------       --------
    Net property, plant and equipment                      11,758         10,957

Other assets:
  Intangible pension asset                                    296            296
  Other                                                       126            140
                                                          -------       --------
                                                              422            436
                                                          -------       --------

Total Assets                                              $34,868        $35,551
                                                          -------       --------
                                                          -------       --------

                             See accompanying notes.

                              DMI FURNITURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                            (Amounts in thousands)


                                                           Feb. 28,    Aug. 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1998         1997
                                                          -------     ---------
Current liabilities:
  Trade accounts payable                                   $3,304       $2,890
  Accrued liabilities                                       1,823        2,719
  Accrued dividends on preferred
   stock (Note 6)                                             452          399
  Long-term debt due within one year                        2,041        2,012
                                                          -------     ---------
    Total current liabilities                               7,620        8,020

Long-term liabilities:
  Long-term debt                                           11,902       12,846
  Accrued pension costs                                       475          601
  Deferred compensation                                       300          321
  Deferred income taxes (Note 2)                              502          502
                                                          -------     ---------
                                                           13,179       14,270

Stockholders' equity:
  Series C convertible preferred stock, $2 par value,
   1,995,050 authorized and outstanding                     3,990        3,990
  Common stock                                                316          315
  Additional paid-in capital                               15,375       15,341
  Retained deficit                                         (5,612)      (6,385)
                                                          -------     ---------
    Total stockholders' equity                             14,069       13,261
                                                          -------     ---------

Total liabilities and stockholders' equity                $34,868      $35,551
                                                          -------     ---------
                                                          -------     ---------


                               See accompanying notes.

                                  DMI FURNITURE, INC.
                                 STATEMENTS OF INCOME
                                (Amounts in thousands)
                                    (Unaudited)



                                                THREE MONTHS ENDED     SIX  MONTHS ENDED
                                                Feb. 28,    Mar 1,     Feb. 28,    Mar 1,
                                                  1998      1997         1998      1997
                                                -------    -------     --------    -------
Net sales                                       $12,785    $13,867      $30,224    $29,656

Cost of sales                                    10,156     10,810       23,460     22,821
                                                -------    -------     --------    -------
Gross profit                                      2,629      3,057        6,764      6,835

Selling, general and
  administrative expenses                         2,238      2,086        4,808      4,302

Plant closing reserve (Note 7)                        -          -            -       (118)
                                                -------    -------     --------    -------
Operating profit                                    391        971        1,956      2,651

Interest expense (net)                             (206)      (269)        (465)      (561)
                                                -------    -------     --------    -------
Income before income taxes                          185        702        1,491      2,090

Provision for income taxes (Note 2)                 (69)      (267)        (565)      (794)
                                                -------    -------     --------    -------
Net income (Note7)                                 $116       $435         $926     $1,296
                                                -------    -------     --------    -------
                                                -------    -------     --------    -------
Net income applicable to common stock               $83       $395         $773     $1,071
                                                -------    -------     --------    -------
                                                -------    -------     --------    -------
Earnings per common share (Notes 3 & 7):

           Basic                                $  0.03    $  0.13      $  0.24    $  0.35
                                                -------    -------     --------    -------
                                                -------    -------     --------    -------
           Diluted                              $  0.02    $  0.07      $  0.15    $  0.22
                                                -------    -------     --------    -------
                                                -------    -------     --------    -------

                               See accompanying notes.

                                    DMI FURNITURE, INC.
                                  STATEMENTS OF CASH FLOWS
                                   (Amounts in thousands)
                                        (Unaudited)

                                                     Six Months Ended
                                                  Feb. 28,       Mar. 1,
                                                    1998          1997
                                                  --------       -------
Cash flows from operating activities:
  Net income (Note 7)                                 $926        $1,296
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                      536            507
    Deferred income taxes (Note 2)                      56            332
    Pension costs                                     (126)           (94)
    Deferred compensation                              (21)           (40)
    Changes in assets and liabilities:
      Accounts receivable                            1,467            170
      Inventories                                      518           (581)
      Other assets                                     (25)           136
      Trade accounts payable                           414           (409)
      Accrued liabilities (Note 7)                    (862)           387
                                                   --------       -------
     Total adjustments                               1,957            408
                                                   --------       -------
     Net cash provided  by
      operating activities                           2,883          1,704
                                                   --------       -------
Cash flows (used) by
 investing activities:
  Capital expenditures                              (1,337)          (391)
                                                   --------       -------
    Cash used by investing
      activities                                    (1,337)          (391)
                                                   --------       -------

                               See accompanying notes.

                                    DMI FURNITURE, INC.
                                  STATEMENTS OF CASH FLOWS
                                       (Continued)
                                  (Amounts in thousands)
                                       (Unaudited)

                                                              Six Months Ended
                                                          Feb. 28,       Mar. 1,
                                                           1998           1997
                                                          --------       -------
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                          $10,150        $8,350
  Payments on line of credit                              (11,504)       (8,950)
  Additions to long term debt                               1,016             -
  Payments on long term debt                                 (577)         (679)
  Restricted cash                                            (375)            -
  Proceeds from stock options exercised                         1            46
  Dividends                                                  (100)            -
                                                          --------       -------
    Cash used by
     financing activities                                  (1,389)       (1,233)
                                                          --------       -------

Increase  in cash                                             157            80

Cash - beginning of period                                    512            97
                                                          --------       -------
Cash - end of period                                         $669          $177
                                                          --------       -------
                                                          --------       -------


Cash paid for:
  Interest                                                   $509          $577
                                                          --------       -------
                                                          --------       -------
  Income taxes                                               $813          $272
                                                          --------       -------
                                                          --------       -------

                                  See accompanying notes.

                       DMI FURNITURE, INC.

           Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at February 28, 1998 and for the three and six months ended February 28, 1998 and March 1, 1997 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

     The specific useful lives of property, plant, and equipment are as follows:

          Building and Leasehold Improvements     8 - 35 yrs.
          Machinery and Equipment                 3 - 13 yrs.


(2) Income Taxes

     Income tax expense (benefit) consisted of the following (in thousands):


                     Three Months Ended             Six Months Ended
                    ---------------------         ---------------------
                    Feb. 28,        Mar. 1,       Feb. 28,       Mar. 1,
                     1998           1997           1998           1997
                     ----           ----           ----           ----
Current               $58           $417           $509           $462
Deferred               11           (150)            56            332
                     ----          -----           ----           ----
Total                 $69           $267           $565           $794
                     ----          -----           ----           ----
                     ----          -----           ----           ----


     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                               Three Months Ended            Six Months Ended
                              ---------------------         --------------------
                              Feb. 28,       Mar. 1,        Feb. 28,       Mar. 1,
                                1998          1997            1998           1997
                                ----           ----           ----           ----
Tax at 34% statutory rate        $63           $239           $507          $711
State income taxes                 6             28             58            83
                                 ---           ----           ----           ---
Income Taxes                     $69           $267           $565           $794
                                 ---           ----           ----           ---
                                 ---           ----           ----           ---


(3) Earnings Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard was effective for the Company with the completion of its fiscal 1998 second quarter. See Exhibit 11 for more information.

(4) Inventories

     Inventories were comprised of the following at Feb. 28, 1998 and August 30, 1997:



                              Feb. 28, 1998       August 30,1997
                              -------------       --------------

    Finished Products           $5,988,000          $6,789,000
    Work in Process                512,000             514,000
    Raw Materials                5,244,000           4,959,000
                               -----------         -----------
                               $11,744,000         $12,262,000
                               -----------         -----------
                               -----------         -----------


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the second quarter of fiscal 1998 decreased $1,082,000 or 8% from the second quarter of fiscal 1997. This decrease was primarily the result of decreased sales of: promotional bedroom furniture; a residential desks/accent furniture product line that has been discontinued; and lumber and wood products by the Company's sawmill. This decrease was offset somewhat by increased sales of commercial office furniture. Office furniture sales increased 3%; sales to outside trade customers of lumber and fabricated wood parts by the Company's sawmill/dimension parts plant decreased 9%; and sales of the discontinued residential desks/accent furniture product line decreased from $711,000 to $154,000. Sales of home office and other imported furniture were unchanged for the quarter.

     Net sales for the first six months of fiscal 1998 increased $568,000 or 2% from the first six months of fiscal 1997. This increase was the result of increased sales of commercial office and home office furniture offset somewhat by decreased sales of bedroom furniture. Office furniture sales increased by 8%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, occasional tables increased 15%, and bedroom furniture decreased by 8%.

Gross Margin - The Company's gross margin in the second quarter of fiscal 1998 was 20.6% compared to 22.0% in the second quarter of fiscal 1997.
This decrease in gross margin was primarily the result of lower production levels and gross margins associated with the promotional bedroom furniture line as a result of weak demand, as well as lower margins on the Company's home office line resulting primarily from higher sales allowances on the imported home office product line.

     The Company's gross margin in the first six months of fiscal 1998 was
22.4% compared to 23.0 % in the first six months of fiscal 1997.   This
decrease was primarily the result of lower production levels and gross margins associated with the promotional bedroom furniture line as a result of weak demand.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 1998, S,G&A expense amounted to $2,238,000 or 17.5% of sales compared to $2,086,000 or 15.0% of sales for the second fiscal quarter of 1997. For the first six months of fiscal 1998, S,G&A expense amounted to $4,808,000 or 15.9% of sales compared to $4,302,000 or 14.5% of sales for the first six months of fiscal 1997. These increases were primarily due to sales and marketing related start-up expenses for the Company's new Wynwood division. On September 4, 1997 the Company announced the formation of the Wynwood division to market better quality imported wood furniture. The sales and marketing related start-up expenses totaled approximately $220,000 and $430,000 during the second quarter and first six months, respectively, of fiscal 1998. These expenses had the affect of lowering basic earnings per common share by $.04 for the second quarter and $.08 for the first six months of fiscal 1998.

Interest Expense - For the second quarter of fiscal 1998, net interest was $206,000 compared to $269,000 for the second quarter of fiscal 1997, or a decrease of 23% This decrease was primarily the result of lower borrowing rates resulting from the Company's amended credit arrangements as well as lower rates in the financial markets.

     For the first six months of fiscal 1998, net interest was $465,000 compared to $561,000 for the first six months of fiscal 1997, or a decrease of 29%. This decrease was the result the reasons mentioned above.

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

     Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 53 days for the first six months of fiscal 1998 and fiscal 1997. The Company's average days of inventory on hand averaged 90 days for the first six months of fiscal 1998 compared to 82 days for the first six months of fiscal 1997. This increase is primarily due to the initial build-up of new office furniture group finished goods inventory as well as increased inventory of logs to reduce seasonal fluctuations in the cost of lumber.

Key elements of the Consolidated Statements of Cash Flows:


                                                              Six Months
                                                      --------------------------
                                                         1998           1997
                                                         ----           ----
Net cash provided by operating activities              $2,883,000     $1,704,000
Cash used for investing activities                     (1,337,000)      (391,000)
                                                      ------------    -----------
Net cash flows from operating and
 investing activities                                   1,546,000      1,313,000
Cash used by financing activities                      (1,389,000)    (1,233,000)
                                                      ------------    -----------
Net change in cash and cash equivalents                  $157,000        $80,000
                                                      ------------    -----------
                                                      ------------    -----------

     During the first six months of fiscal 1998 , the Company provided cash flows from operating activities of $2,883,000 compared to cash flows provided of $1,704,000 the previous year. The comparatively strong operating cash flows in the current year are primarily due to a larger decrease in accounts receivable since fiscal 1997 year end versus the previous year's decrease, and also due to an inventory reduction in the six month period of the current year versus an inventory increase in the six month period of the previous year. Investing activities required $1,337,000 during the first six months of fiscal 1998 and $391,000 during the first six months of fiscal 1997 primarily for capital expenditures. The increased amount for the current year is a result of the building project for the new Wynwood division. Financing activities used $1,389,000 during the first six months of fiscal 1998 primarily in reduction of debt offset somewhat by new borrowings for the building project previously mentioned, compared to funds used of $1,233,000 primarily in reduction of debt for the six month period of the previous year.

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

     The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000 ready. The Company considers itself to be Year 2000 systems ready in all material respects.

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



                                           DMI FURNITURE, INC.
                                           (Registrant)


Date:  April 8, 1998                         /s/Joseph G. Hill
                                             --------------------------
                                             Joseph G. Hill
                                              Vice President-Finance,
                                              Chief Financial Officer,
                                                   Secretary & Treasurer