Form 10-Q
period 1998-05-30
DMI FURNITURE INC
filed 1998-07-09
CIK 225261

                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549


                                        FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities
                                Exchange Act of 1934


                           For the fiscal quarter ended May 30, 1998
                           -----------------------------------------

                               Commission File Number 0-4173
                               -----------------------------


                                     DMI FURNITURE, INC.
               ------------------------------------------------------
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


         Registrant's telephone number with area code:   (502) 426-4351 Ext.227
                                                         ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__        No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
Class - Common Stock, Par Value $.10 per Share
-----
Outstanding at May 30, 1998 - 3,167,251
---------------------------

INDEX

Part I. Financial Information                                           Page
                                                                        ----
     Consolidated Balance Sheets - May 30, 1998
       and August 30, 1997                                              3, 4

     Consolidated Statements of Operations - Three and Nine
       Months Ended May 30, 1998 and May 31, 1997                          5

     Consolidated Statements of Cash Flows - Nine Months Ended
       May 30, 1998 and May 31, 1997                                    6, 7

     Notes to Consolidated Financial Statements                        8 -10

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       11-14

Part II. Other Information                                             15-16

Index to Exhibits

         27. Financial Data Schedule                                      17

                         PART I. FINANCIAL INFORMATION
                              DMI FURNITURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                          May 30,     Aug. 30,
ASSETS                                                     1998         1997
------                                                     ----         ----
Current assets:
  Cash                                                  $   520        $   512
  Restricted cash for debt payments                       1,619          1,080
  Accounts receivable - net                               9,247          9,149
  Inventories (Note 4)                                   14,457         12,262
  Other current assets                                      540            363
  Current portion of deferred income taxes (Note 2)         702            792
                                                        -------        -------
    Total current assets                                 27,085         24,158

Property, plant and equipment - at cost (Note 1)         22,344         20,436
  Less accumulated depreciation                          10,324          9,479
                                                        -------        -------
    Net property, plant and equipment                    12,020         10,957

Other assets                                                448            436
                                                        -------        -------
Total Assets                                            $39,553        $35,551
                                                        -------        -------
                                                        -------        -------


                            See accompanying notes.

                              DMI FURNITURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                            (Amounts in thousands)


                                                         May 30,      Aug. 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1998          1997
------------------------------------                      ----          ----
Current liabilities:
  Trade accounts payable                                $ 2,960       $ 2,890
  Accrued liabilities                                     2,330         2,719
  Accrued dividends on preferred
   stock (Note 6)                                           459           399
  Long-term debt due within one year                      2,326         2,012
                                                        -------       -------
    Total current liabilities                             8,075         8,020

Long-term liabilities:
  Long-term debt                                         15,728        12,846
  Accrued pension costs                                     441           601
  Deferred compensation                                     292           321
  Deferred income taxes (Note 2)                            502           502
                                                        -------       -------
                                                         16,963        14,270

Stockholders' equity:
  Series C convertible preferred stock, $2 par value,
   1,995,050 authorized and outstanding                   3,990         3,990
  Common stock                                              317           315
  Additional paid-in capital                             15,378        15,341
  Retained deficit                                       (5,170)       (6,385)
                                                        -------       -------
    Total stockholders' equity                           14,515        13,261
                                                        -------       -------

Total liabilities and stockholders' equity              $39,553       $35,551
                                                        -------       -------
                                                        -------       -------

                            See accompanying notes.

                              DMI FURNITURE, INC.
                             STATEMENTS OF INCOME
                            (Amounts in thousands)
                                  (Unaudited)


                                                          THREE MONTHS ENDED        NINE  MONTHS ENDED
                                                        ----------------------     ---------------------
                                                        May 30,        May 31,     May 30,       May 31,
                                                         1998           1997        1998          1997
                                                         ----           ----        ----          ----
Net sales                                               $16,008        $12,530     $46,232       $42,186

Cost of sales                                            12,251          9,339      35,711        32,160
                                                        -------        -------     -------       -------
Gross profit                                              3,757          3,191      10,521        10,026

Selling, general and
  administrative expenses                                 2,627          2,226       7,435         6,528

Plant closing reserve (Note 7)                                -              -           -          (118)
                                                        -------        -------     -------       -------
Operating profit                                          1,130            965       3,086         3,616

Interest expense (net)                                     (246)          (238)       (711)         (799)
Gain on sale of asset (Note 7)                                -            192           -           192
                                                        -------        -------     -------       -------
Income before income taxes                                  884            919       2,375         3,009

Provision for income taxes (Note 2)                        (335)          (349)       (900)       (1,143)
                                                        -------        -------     -------       -------
Net income (Note7)                                      $   549        $   570     $ 1,475       $ 1,866
                                                        -------        -------     -------       -------
                                                        -------        -------     -------       -------

Net income applicable to common stock                   $   442        $   470     $ 1,215       $ 1,541
                                                        -------        -------     -------       -------
                                                        -------        -------     -------       -------

Earnings per common share (Notes 3 & 7):

  Basic                                                 $  0.14        $  0.15     $  0.38       $  0.50
                                                        -------        -------     -------       -------
                                                        -------        -------     -------       -------

  Diluted                                               $  0.09        $  0.09     $  0.24       $  0.31
                                                        -------        -------     -------       -------
                                                        -------        -------     -------       -------


               See accompanying notes.

                              DMI FURNITURE, INC.
                           STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                          Nine Months Ended
                                                         May 30,      May 31,
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities:
  Net income (Note 7)                                   $ 1,475       $ 1,866
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                           845           739
    Deferred income taxes (Note 2)                           90           332
    Pension costs                                          (160)         (133)
    Gain on sale of asset (Note 7)                            -          (192)
    Deferred compensation                                   (29)          (45)
    Changes in assets and liabilities:
      Accounts receivable                                   (98)          501
      Inventories                                        (2,195)       (1,702)
      Other assets                                         (189)          144
      Trade accounts payable                                 70          (194)
      Accrued liabilities (Note 7)                         (355)          773
                                                        -------       -------

     Total adjustments                                   (2,021)          223
                                                        -------       -------
     Net cash provided  by
      operating activities                                 (546)        2,089
                                                        -------       -------
Cash flows (used) by
 investing activities:
  Capital expenditures                                   (1,908)         (650)
  Proceeds from sale of asset (Note 7)                        -           192
                                                        -------       -------
    Cash used by investing
      activities                                         (1,908)         (458)
                                                        -------       -------


                            See accompanying notes.

                              DMI FURNITURE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Continued)
                            (Amounts in thousands)
                                  (Unaudited)


                                                           Nine Months Ended
                                                        May 30,        May 31,
                                                         1998           1997
                                                         ----           ----
Cash flows provided (used) by
 financing activities:
  Borrowings from line of credit                         18,230         12,800
  Payments on line of credit                            (15,778)       (13,400)
  Additions to long term debt                             1,490              -
  Payments on long term debt                               (746)          (956)
  Restricted cash                                          (539)             -
  Proceeds from stock options exercised                       5            73
  Dividends                                                (200)             -
                                                        -------        -------
    Cash used by
     financing activities                                 2,462         (1,483)
                                                        -------        -------

Increase  in cash                                             8            148

Cash - beginning of period                                  512             97
                                                        -------        -------
Cash - end of period                                    $   520        $   245
                                                        -------        -------
                                                        -------        -------

Cash paid for:
  Interest                                              $   682        $   814
                                                        -------        -------
                                                        -------        -------

  Income taxes                                          $ 1,063        $   494
                                                        -------        -------
                                                        -------        -------

                            See accompanying notes.

                              DMI FURNITURE, INC.

                  Notes to Consolidated Financial Statements


(1) Financial Statements and Organization

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at May 30, 1998 and for the three and nine months ended May 30, 1998 and May 31, 1997 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

     The specific useful lives of property, plant, and equipment are as follows:


          Building and Leasehold Improvements     8 - 35 yrs.
          Machinery and Equipment                 3 - 13 yrs.

(2) Income Taxes

     Income tax expense (benefit) consisted of the following (in thousands):


                        Three Months Ended    Nine Months Ended
                         May 30,   May 31,   May 30,     May 31,
                          1998      1997      1998        1997
                          ----      ----      ----        ----

Current                   $301      $349      $810       $  811
Deferred                    34         0        90          332
                          ----      ----      ----       ------
Total                     $335      $349      $900       $1,143
                          ----      ----      ----       ------
                          ----      ----      ----       ------

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                                   Three Months Ended       Nine Months Ended
                                   May 30,     May 31,      May 30,     May 31,
                                    1998        1997         1998        1997
                                    ----        ----         ----        ----

Tax at 34% statutory rate           $301        $312         $808       $1,023
State income taxes                    34          37           92          120
                                    ----        ----         ----       ------
Income Taxes                        $335        $349         $900       $1,143
                                    ----        ----         ----       ------
                                    ----        ----         ----       ------

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


                                           (Thousands except per share amounts)
                                       Three Months Ended        Nine Months Ended
                                       May 30,     May 31,      May 30,      May 31,
                                        1998        1997         1998         1997
                                        ----        ----         ----         ----
Net income                             $  549      $  570       $1,475       $1,866
Less: preferred stock dividends          (107)       (100)        (260)        (325)
                                       ------      ------       ------       ------
Net income applicable to common
  stock                                $  442      $  470       $1,215       $1,541
                                       ------      ------       ------       ------
                                       ------      ------       ------       ------

Average common shares outstanding       3,167       3,143        3,163        3,102
Common stock equivalents-dilutive
  options and convertible preferred
  stock                                 3,004       2,886        2,947        2,882
                                       ------      ------       ------       ------
Average shares of common stock
  and equivalents outstanding           6,171       6,029        6,110        5,984
                                       ------      ------       ------       ------
                                       ------      ------       ------       ------

Basic earnings per share               $  .14      $  .15       $  .38       $  .50
                                       ------      ------       ------       ------
                                       ------      ------       ------       ------
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share             $  .09      $  .09       $  .24       $  .31
                                       ------      ------       ------       ------
                                       ------      ------       ------       ------
(Net income divided by average shares
  of common stock and equivalents
  outstanding)

(4) Inventories

     Inventories were comprised of the following at May 30, 1998 and August 30, 1997:


                                May 30, 1998             August 30,1997
                                ------------             --------------
    Finished Products           $ 9,008,000               $ 6,789,000
    Work in Process                 514,000                   514,000
    Raw Materials                 4,935,000                 4,959,000
                                -----------               -----------
                                $14,457,000               $12,262,000
                                -----------               -----------
                                -----------               -----------

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

(7)  Plant closing

     The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000. Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed. During the third quarter of fiscal 1997, the Company sold certain environmental permits associated with the closed Pennsylvania facility and realized approximately $192,000 of proceeds from the sale.

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company's major customers that adversely affect their purchases of the Company's furniture products; changes in fashion or tastes; general conditions in the economy or capital markets; demographic changes; competition; and other factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, in "Item 1. Business" of the Company's 1997 Annual Report on Form 10-K, and in the Company's other filings with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue - Net sales for the third quarter of fiscal 1998 increased $3,478,000 or 28% from the third quarter of fiscal 1997. This increase was primarily the result of increased sales of commercial office and home office furniture, and substantially increased sales to a major customer. This increase was offset somewhat by decreased sales of promotional priced bedroom furniture. Office furniture sales increased approximately 8%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, and occasional tables increased approximately 180%; and sales of budget priced bedroom furniture decreased approximately 10%.

     Net sales for the first nine months of fiscal 1998 increased $4,046,000 or approximately 9.5% from the first nine months of fiscal 1997. This increase was the result of the reasons mentioned above, further offset by
decreased sales of a product line discontinued in fiscal 1997.   Office
furniture sales increased by approximately 8%; sales of home office furniture and other residential furniture including desks, desk chairs, wall systems, and occasional tables increased approximately 55%, and bedroom furniture decreased by approximately 12%.

Gross Margin - The Company's gross margin in the third quarter of fiscal 1998
was 23.5% compared to 25.5% in the third quarter of fiscal 1997.   This
decrease in gross margin was primarily the result of lower production levels and gross margins associated with the promotional bedroom furniture line as a result of weak demand, as well as lower margin sales mix than the previous year.

     The Company's gross margin in the first nine months of fiscal 1998 was
22.8% compared to 23.8 % in the first nine months of fiscal 1997.   This
decrease was primarily the result of the reasons mentioned in the preceding paragraph.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 1998, S,G&A expense amounted to $2,627,000 or 16.4% of sales compared to $2,226,000 or 17.8% of sales for the third fiscal quarter of 1997. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase, offset somewhat by the sales and marketing related start-up expenses of the new Wynwood division. For the first nine months of fiscal 1998, S,G&A expense amounted to $7,435,000 or 16.1% of sales compared to $6,528,000 or 15.5% of sales for the first nine months of fiscal 1997. This increase is primarily the result of the sales and marketing related start-up expenses of the new Wynwood division. On September 4, 1997 the Company announced the formation of the Wynwood division to market better quality imported wood furniture. The sales and marketing related start-up expenses totaled approximately $200,000 and $630,000 during the third quarter and first nine months, respectively, of fiscal 1998. These expenses had the affect of lowering diluted earnings per common share by $.02 for the third quarter and $.06 for the first nine months of fiscal 1998.

Interest Expense - For the third quarter of fiscal 1998, net interest was $246,000 compared to $238,000 for the third quarter of fiscal 1997. This increase was primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth.

     For the first nine months of fiscal 1998, net interest was $711,000 compared to $799,000 for the first nine months of fiscal 1997, or a decrease
of 11%.   This  decrease was the result of lower borrowing rates resulting from the Company's amended credit arrangements as well as lower rates in the financial markets, offset somewhat by the reason mentioned above.

     The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. During the first quarter of fiscal 1997 the Company sold the Gettysburg, Pennsylvania warehouse and realized gross proceeds of approximately $130,000.
 Based upon this transaction approximately $118,000 of the book provision related to the initial recording of property, plant and equipment was not needed. During the third quarter of fiscal 1997, the Company sold certain environmental permits associated with the closed Pennsylvania facility and realized approximately $192,000 of proceeds from the sale.

     Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, accrued preferred stock dividends and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 54 days for the first nine months of fiscal 1998 and 51 days for the first nine months fiscal 1997. The Company's average days of inventory on hand averaged 94 days for the first nine months of fiscal 1998 compared to 93 days for the first nine months of fiscal 1997.

Key elements of the Consolidated Statements of Cash Flows:


                                                               Nine Months
                                                            1998          1997
                                                            ----          ----

Net cash provided by operating activities               $  (546,000)  $ 2,089,000
Cash used for investing activities                       (1,908,000)     (458,000)
                                                        -----------   -----------
Net cash flows from operating and investing activities   (2,454,000)    1,631,000
Cash used by financing activities                         2,462,000    (1,483,000)
                                                        -----------   -----------
Net change in cash and cash equivalents                 $     8,000   $   148,000
                                                        -----------   -----------
                                                        -----------   -----------

     During the first nine months of fiscal 1998 , the Company used cash flows for operating activities of $546,000 compared to cash flows provided of $2,089,000 the previous year. The cash flows used in the current year were primarily to finance increased inventories to support the new Wynwood division as well as to support higher sales of other furniture. The cash flows from net income were lower in the current year primarily as a result of the start-up expenses of the new Wynwood division. Investing activities required $1,908,000 during the first nine months of fiscal 1998 and $458,000 during the first nine months of fiscal 1997 primarily for capital expenditures. The increased amount for the current year is primarily a result of the building project for the new Wynwood division. Financing activities used $2,462,000 during the first nine months of fiscal 1998 primarily for new borrowings for the building project and higher inventories previously mentioned, compared to funds used of $1,483,000 primarily in reduction of debt for the nine month period of the previous year.

     The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $45,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings."

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

                                        DMI FURNITURE, INC.
                                        (Registrant)


Date:  July 9, 1998                     /s/Joseph G. Hill
                                        --------------------------------------
                                        Joseph G. Hill
                                        Vice President-Finance,
                                        Chief Financial Officer,
                                        Secretary & Treasurer