Form 10-K
period 1998-08-29
DMI FURNITURE INC
filed 1998-10-27
CIK 225261

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    ___________

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended August 29, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____ to ____

                           Commission file number 0-4173

                                DMI FURNITURE, INC.
                                -------------------
               (Exact name of registrant as specified in its charter)

               DELAWARE                      41-0678467
     ---------------------------------------------------------
     (State of incorporation)         (IRS employer ID number)

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
                                  (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No
                                                     ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


                                                      Total pages - 91
                                                           Page  1

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,200,000 as of August 29, 1998.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date.

Class                                            Outstanding at August 29, 1998
-----                                            ------------------------------
Common Stock, Par Value $.10 per Share            3,892,013




                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on February 3, 1999 are incorporated by reference into Part
III. Part I.

Item 1.  BUSINESS

     The information set forth in "Item 1. Business," in "Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company's major customers that adversely affect their purchases of the Company's furniture products; changes in fashion or tastes; general conditions in the economy or capital markets; demographic changes; competition; and other factors identified in "Item 1. Business," in "Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other portions of this report.

(a) GENERAL DEVELOPMENT OF BUSINESS.


     The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced bedroom furniture, accent furniture, home and office desk furniture, conference tables, and chairs.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company's continuing operations as shown in its Selected Financial Data (See Item 6) for the five years ended August 29, 1998, consist of one industry segment -- the manufacture, import, and sale of furniture.

(c) NARRATIVE DESCRIPTION OF THE BUSINESS.

     The Company manufactures, imports, and sells low and medium-priced bedroom furniture, dining furniture, occasional and accent furniture, home office and commercial office furniture, conference tables, and chairs.

     The Company's furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 2% of the Company's sales in fiscal 1998. Approximately 14% of the Company's sales are accounted for by sale to wholesale distributors. The Company's sales are made through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains a showroom for furniture markets in High Point, North Carolina. The Company also participates in the annual NeoCon commercial office furniture tradeshow in Chicago, Illinois.
                              I-1

     The raw materials which are essential to the manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass. There are a number of sources of supply for wood, board products and fabric. Approximately 41% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by cutting and hauling wood from purchased stands of timber and further processing it in the Company's saw mill and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company's existing sources of supply for any of its raw materials became unable to service the Company, the Company believes its furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply. Loss of any one or several sources of supply would not have a material adverse effect on the Company as ample alternative sources exist.

               The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:


                                                                 Expiration
     Trademark                          Product                  Date
     ---------                          -------                  ----------
     TOP GUARD                          All DMI products         2002
     Wood Classics
       Furniture Company                Office Furniture         2006
     Carolina Desk Company              All DMI products         2008
     DMI                                All DMI products         2009
     DMI Furniture, Inc.                All DMI products         2009
     Wood Manor                         All DMI products         2007
     DMI Trading Company                All DMI products         Pending
     Cyber City Furniture Warehouse     All DMI products         2007
     Carolina Classics Office
       Furniture Company                All DMI products         Pending
     Wynwood                            All DMI products         Pending
     Homestyles                         All DMI products         Pending

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

     It is the furniture industry's and the Company's practice to grant extended payment terms from time to time to promote sales of products. From time to time, the Company extends payment terms by 30 to 60 days in an attempt to stimulate sales of its products. The frequency of the special payment terms depends upon general business conditions, but generally extended terms are offered only once or twice per year and then only on certain products. These special payment terms have not had, nor are they expected to have in the future, any material impact on
                              I-2
                                                           Page  4
the Company's liquidity.

     The Company's six largest customers accounted for approximately 51% of the Company's total sales in fiscal 1998. One customer, Sam's Club division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for fiscal 1998. The loss of more than one of these customers at the same time or one of the largest six could have a materially adverse effect on the business of the Company. As of August 29, 1998, one customer accounted for approximately 23% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

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

     The Company believes it is a leading producer and marketer of popular priced "promotional" bedroom furniture, home office furniture, and wood office furniture.

     The Company employs approximately 441 employees, of whom approximately 156 are covered by collective bargaining contracts. One contract covering 77 employees expires during fiscal 1999. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.

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

     The Company completed construction during fiscal 1998 of a 100,000 square foot warehouse in Huntingburg, Indiana on its existing property. The main purpose of this new building is warehousing and distribution of the Company's various product lines.

     The Company closed its Gettysburg, Pennsylvania manufacturing plant and warehouse
                              I-3
                                                           Page  5
during fiscal 1996.   See Note 12 to the financial statements for additional
information.

     All of the Company's properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

     The productive capacity and extent of utilization of each of the Company's manufacturing facilities for the fiscal year ended August 29, 1998 are set forth in the table below. "Productive capacity" is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

                                              Fiscal 1998
Facility                          Capacity     Production   %Utilized
--------                          --------     ----------   ---------
                                         (dollars in thousands)
Ferdinand, Ind. Plant             $16,058       $11,671        73%
Huntingburg, Ind. 5th St. Plant    22,612        16,831        74%
Huntingburg, Ind. Chestnut
  Street Plant                     18,780        15,723        84%
Huntingburg, Ind. Fabricator        9,105         8,277        91%
Ferdinand, Ind. Sawmill/
  Dimension Plant                   7,349         7,018        96%
                                  -------       -------        ---
                                  $73,904       $59,520        81%
                                  -------       -------        ---
                                  -------       -------        ---

Item 3.  LEGAL PROCEEDINGS.

          The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $42,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

     The Company is also a defendant in various lawsuits arising in the normal course of business, including two other environmental matters. In management's opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.
                              I-4
                                                           Page  6

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year which required a vote of security holders.
                              I-5
                                                           Page  7

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

                                             High Bid      Low Bid
                   Price                      Price         Price
                   -----                      -----         -----
           1st Quarter of  1997              $  2.25        $  1.56
           2nd Quarter of  1997              $  3.31        $  2.13
           3rd Quarter of  1997              $  3.00        $  2.38
           4th Quarter of  1997              $  3.31        $  2.44
           1st Quarter of  1998              $  3.25        $  2.63
           2nd Quarter of  1998              $  3.00        $  2.63
           3rd Quarter of  1998              $  3.75        $  2.50
           4th Quarter of  1998              $  3.63        $  2.82

(b)  Approximate Number of Equity Security Holders

     Title of Class- Common Stock, $.10 Par Value

     Approximate Number of Stockholders as of August 29, 1998 - 1,594


(c)  Dividend History

     No dividends have been paid on the Registrant's Common Stock since its issuance on November 11, 1977.

(d)   Dividend Policy

     Payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business and the retirement of its debt. In addition, the Company's present financing agreement with Bank One, Indiana, N.A. prohibits the payment of dividends on common stock without the written consent of the bank. See Notes 2 and 5 to the consolidated financial statements.
                              II-1
                                                           Page  8

                                    ITEM 6

                              DMI FURNITURE, INC.

                            SELECTED FINANCIAL DATA

                                                                Year Ended
                                       --------------------------------------------------------------
                                       August 29,   August 30,  August 31,  September 2,  August 27,
                                          1998        1997        1996        1995          1994
                                       ----------  ----------  ----------  ------------  ------------
                                             (Amounts in thousands except per share amounts)

Net sales                                $64,727     $56,434      $56,563      $67,773      $60,932

Net income from continuing operations      1,975       2,416          376(4)       804        1,101(3)

Diluted earnings per common share           $.07(5)     $.40         $.07(4)      $.14         $.19

Total assets                             $41,329     $35,551      $31,178      $38,512      $40,041

Long-term debt and capital
  lease obligations                       22,917      14,857       13,661       21,037       20,352

Notes to selected financial data:

Note 1 -- This summary should be read in conjunction with the related financial statements and notes.

Note 2 -- Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.

Note 3 -- Does not include $1,795,000 credit or $.31 per share for change in accounting principle, and $(50,000) or ($.01) per share charge for extraordinary item.

Note 4 -- Includes plant closing reserve which reduced net income and earnings per common share by approximately $538,000 and $.09 per share respectively.

Note 5 -- Includes charge from preferred stock redemption of $1,666,000 which impacted diluted earnings per common share by approximately $.40.

                                       II-2

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $26,800,000 credit agreement with Bank One, Indianapolis, N.A. comprised of a $5,300,000 term loan, a $1,500,000 term loan, and a maximum revolving master note loan commitment of $20,000,000 (outstanding balance $11,833,000 as of August 29, 1998). On August 29, 1998, the Company had $4,675,000 additional borrowings available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

     Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 53 days for fiscal 1998 and 52 days for fiscal 1997. Inventory turnover was 3.5 in fiscal 1998 and 3.9 in fiscal 1997.
The decrease in turnover was primarily a result of initial inventory build-up of the Company's new product lines. The Company believes it will be able to generate enough cash in fiscal 1998 from operations to make scheduled payments on its long term debt.

     On August 28, 1998 the Company retired its Series C Preferred Stock. Of the 1,995,050 Series C shares outstanding, 1,557,593 shares were redeemed for $3.00 per share by the Company as stated in its Certificate of Incorporation, and 437,457 Series C shares were converted into 722,762 common shares at the option of the holders. The redeeming shareholders were paid a final dividend of $75,319 on the date of redemption. The redemption of the 1,557,593 Series C shares resulted in a $1,666,000 charge to income applicable to common stock because the $3.00 redemption price exceeded the par value of the Series C stock of $2.00, and the Company recognized approximately $109,000 in transaction costs. The redemption was funded through term bank debt and cash. This transaction will result in a substantial anti-dilutive effect on earnings per common share in future periods.

     Key elements of the Consolidated Statement of Cash Flows (in thousands):

                                                             1998           1997           1996
                                                             ----           ----           ----
Net cash provided (used) by operating activities          $(1,211)         $  23         $8,504
Cash provided (used) in investing activities               (2,234)          (858)           140
                                                          -------          -----         ------
Net cash flows from operating and investing activities     (3,445)          (835)         8,644
Cash provided (used) by financing activities                4,025          1,251         (8,616)
                                                          -------          -----         ------
Net change in cash and cash equivalents                   $   580          $ 416         $   28
                                                          -------          -----         ------
                                                          -------          -----         ------

     During fiscal 1998, the Company used cash flows for operations of $1,211,000 primarily to finance finished goods inventories for its new divisions and new commercial office groups as well as to finance increased accounts receivables from substantially increased sales. During fiscal 1997, the Company provided cash flows from operations of $23,000 from net income of $2.4 million offset primarily by funds used to finance inventories of expanding office and home office furniture lines as well as to finance seasonal inventories of wood at the Sawmill to
                              II-3
                                                           Page  10
minimize spot purchase premiums during the fall and winter months. In addition, cash was used to finance accounts receivable resulting from the sales increase during the fourth quarter. During fiscal 1996 , the Company provided cash flows from operating activities of $8,504,000. This positive cash flow was due primarily to the success of the Company's asset consolidation plan and particularly the inventory reduction as well as the reduction in accounts receivable.

      Cash flows of $2,234,000 were used for investing activities during fiscal 1998 primarily to build the new warehousing and distribution facility as well as to finish a capital project at the Company's sawmill and dimension plant. Investing activities used $858,000 during fiscal 1997 primarily to finance capital expenditures, in particular the building addition at the Dimension Plant to accommodate the lumber yield optimization equipment, to finance the sales automation hardware and software, and to finance ongoing plant modernization. Funds used for these expenditures were partially offset by $193,000 in proceeds from the sale of certain environmental permits. Investing activities provided $140,000 in fiscal 1996 through the sale of certain idle assets in Gettysburg, Pennsylvania as well as the final payments on an Alabama idle property sold several years ago.

     Net cash flows from financing activities of $4,025,000 for fiscal 1998 were used to finance the previously mentioned current assets and capital expenditures as well as to retire the Series C Preferred Stock. Financing activities during fiscal 1997 of $1,251,000 were provided primarily by the revolving line of credit. Financing activities during fiscal 1996 of $8,616,000 were primarily used to pay down debt with funds generated by operations and investing activities previously described.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

     The Company's fiscal 1999 budget for capital expenditures is approximately $350,000. The Company anticipates that its 1999 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures.

     The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company presently retains a reserve of approximately $42,000 against potential environmental liabilities.
 Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material. See "Item 3. Legal Proceedings" and Note 4 of Notes to Consolidated Financial Statements.
                              II-4
                                                           Page  11

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

     The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000 ready. The Company employs IBM AS400 hardware, IBM OS400 operating system, and MAPICS manufacturing and production information control system for the large majority of its system needs all of which was subject to the above mentioned certifications. The Company has tested this hardware and software and found its Year 2000 readiness to be as certified. The Company has not incurred any material costs in its Year 2000 readiness plans nor does it anticipate any material costs in the future. The Company has received representations or certifications from its largest suppliers representing that they are Year 2000 compliant. In the event that any of the Company's larger suppliers are not Year 2000 compliant, the Company believes that it has alternative sources for its raw material needs. The Company has received representations from customers representing approximately 50% of its annual sales that those customers are Year 2000 compliant. The Company has received representation from its primary depository and lender bank that they are Year 2000 compliant. Contingency plans will be developed during fiscal 1999 for third parties that the Company believes have significant Year 2000 operational risks. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.


                               RESULTS OF OPERATIONS

     Net sales for fiscal 1998 increased by $8,293,000 or approximately 15% over fiscal 1997. This increase was primarily volume driven and was the result of increased home office sales and sales by the Company's new Wynwood division. The sales changes were as follows: Home office, Wynwood, and other residential furniture sales excluding promotional bedroom increased by approximately 65%; promotional bedroom sales decreased by approximately 9%; and commercial office sales were approximately the same as the previous year. Net sales for fiscal 1997 increased by $871,000 or 2% over those of fiscal 1996. This increase was the result of increased commercial and home office
furniture sales offset by lower bedroom furniture sales.   The sales change
was as follows: office furniture sales increased by 13%; Home office and other residential furniture sales excluding bedroom increased by 2%; and bedroom sales decreased by 11% due to weak retail demand for budget-priced bedroom furniture.

     As a percentage of sales, cost of sales was 77.7% of sales for fiscal 1998, 76.6% of sales for fiscal 1997, and 80.9% of sales for fiscal 1996.
The increase in cost of sales as a percentage of sales in fiscal 1998 was primarily a result of lower utilization of the Company's production facilities and a lower margin product sales mix. The decrease in cost of sales as a percentage of sales in fiscal 1997 from fiscal 1996 was the result of the Company's asset consolidation program initiated in fiscal 1996 and in particular the consolidation of the Gettysburg operations into existing Indiana operations, thus significantly lowering the Company's overhead. Also contributing to the improvement was the increased production and favorable sales mix towards higher margin products, as well as significant improvement in the Company's two internal supplier plant operations.
                              II-5
                                                           Page  12

     As a percentage of sales, selling, general and administrative expenses were 15.9% of sales for fiscal 1998, 15.3% of sales for fiscal 1997, and 14.1% of sales for fiscal 1996. The slight increase in fiscal 1998 was primarily due to the sales and marketing related expenses of the Company's new Wynwood and Homestyles divisions. The increase in fiscal 1997 was primarily due to higher sales and marketing expenses, customer service expenses, information system expenses, and general administrative expenses.

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

     Net interest expense increased to $1,060,000 in fiscal 1998 from $1,005,000 in fiscal 1997 primarily due to higher loan balances to support the increased accounts receivable and inventory balances. Net interest expense decreased in fiscal 1997 to $1,005,000 from $1,324,000 in fiscal 1996 because of lower average debt balances as well as lower borrowing rates.

     Gain On Disposal Of Property, Plant and Equipment - During fiscal 1997 the Company sold certain State of Pennsylvania environmental permits for approximately $192,000 which had no carrying value. During fiscal 1996, the Company sold an idle Gettysburg, Pennsylvania manufacturing plant and house and recorded a total gain of approximately $44,000 and also received final payment on a note from the sale of an idle manufacturing plant in Alabama over five years ago and recorded an approximate gain of $26,000 on the final payment.


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

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Historically, the Company has not used derivative financial instrumental to manage exposure to market risk associated with interest rate movements. At August 29, 1998, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $229,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at August 29, 1998.
















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

                                DMI FURNITURE, INC.
                                     FORM 10-K
                          ITEMS 8, 14(a) 1 AND 2 AND 14(d)
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:

                                                                      Page
Consolidated Financial Statements:
 Report of Independent Public Accountants                             F-1
 Consolidated Balance Sheets as of August 29, 1998 and
  August 30, 1997                                                     F-2, F-3
 Consolidated Statements of Income for the years ended
  August 29, 1998, August 30, 1997 and
  August 31, 1996                                                     F-4
 Consolidated Statements of Stockholders' Equity for
  the years ended August 29, 1998, August 30, 1997,
  and August 31, 1996                                                 F-5
 Consolidated Statements of Cash Flows for the years
  ended August 29, 1998, August 30, 1997,
  and August 31, 1996                                                 F-6, F-7

Notes to Consolidated Financial Statements                            F-8 - F-20


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

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To DMI Furniture, Inc.:


We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. (a Delaware corporation) and subsidiary as of August 29, 1998 and August 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 29, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 1998 in conformity with generally accepted accounting principles.

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


                                   ARTHUR ANDERSEN LLP

October 16, 1998
Louisville, Kentucky

                                DMI FURNITURE, INC.

                            CONSOLIDATED BALANCE SHEETS

                        August 29, 1998 and August 30, 1997


              ASSETS                                                     1998           1997
             --------                                                   ------         ------
Current assets:
  Cash                                                                $1,092,531       $512,367
  Restricted cash                                                         -           1,080,196
  Accounts receivable, less allowance for
   doubtful accounts of $150,000 in 1998
   and $141,000 in 1997 (Note 11)                                     10,251,735      9,148,551
  Inventories (Note 9)                                                16,296,457     12,261,761
  Other current assets                                                   340,599        363,041
  Current portion of deferred income taxes (Note 8)                      934,837        792,160
                                                                     -----------    -----------
    Total current assets                                              28,916,159     24,158,076
                                                                     -----------    -----------
Property, plant and equipment, at cost:
  Land                                                                   753,572        753,572
  Buildings and improvements                                           9,680,651      8,019,589
  Machinery and equipment                                             11,054,830     10,829,509
  Leasehold improvements                                                 970,414        656,849
  Construction in progress                                                -             176,982
                                                                     -----------    -----------
                                                                      22,459,467     20,436,501
  Less accumulated depreciation                                       10,522,344      9,479,220
                                                                     -----------    -----------
    Net property, plant and equipment                                 11,937,123     10,957,281
                                                                     -----------    -----------
Other assets:
  Intangible pension asset                                               332,312        296,166
  Other                                                                  143,744        139,865
                                                                     -----------    -----------
  Total other assets                                                     476,056        436,031
                                                                     -----------    -----------

Total assets                                                         $41,329,338    $35,551,388
                                                                     -----------    -----------
                                                                     -----------    -----------

                               See accompanying notes.

                                         F-2
                                                                     Page 17

                                 DMI FURNITURE, INC.

                             CONSOLIDATED BALANCE SHEETS

                         August 29, 1998 and August 30, 1997
                                     (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                                     1998           1997
------------------------------------                                    ------         ------
Current liabilities:
  Trade accounts payable                                              $3,521,191     $2,890,459
  Accrued liabilities  (Note 9)                                        3,128,259      2,719,176
  Accrued dividends on preferred stock (Note 5)                           -             399,010
  Long-term debt due within one year  (Note 2)                         1,524,113      2,011,860
                                                                     -----------    -----------
    Total current liabilities                                          8,173,563      8,020,505
                                                                     -----------    -----------
Long-term liabilities:
  Long-term debt (Note 2)                                             21,392,911     12,845,587
  Accrued pension costs (Note 7)                                         807,100        600,748
  Deferred compensation  (Note 7)                                        272,810        321,079
  Deferred income tax (Note 8)                                           425,857        502,471
                                                                     -----------    -----------
  Total long-term liabilities                                         22,898,678     14,269,885
                                                                     -----------    -----------
Commitments and contingencies (Notes 3 & 4)

Stockholders' equity:  (Notes 5 & 6)
  Series C convertible preferred stock, $2 par value, 1,995,050
   shares outstanding in 1997, none outstanding in 1998                   -           3,990,100

  Common stock, $.10 par value, 9,600,000 shares
   authorized, 3,892,013 shares outstanding
   (3,152,483 in 1997)                                                   389,201        315,248
  Additional paid-in capital                                          16,183,216     15,341,172
  Retained deficit                                                    (6,052,538)    (6,385,522)
  Minimum pension liability                                             (262,782)        -
                                                                     -----------    -----------
  Total stockholders' equity                                          10,257,097     13,260,998
                                                                     -----------    -----------

Total liabilities and stockholders' equity                           $41,329,338    $35,551,388
                                                                     -----------    -----------
                                                                     -----------    -----------


                               See accompanying notes.


                                         F-3

                                 DMI FURNITURE, INC.

                          CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years Ended
                                                                    ------------------------------------------
                                                                     August 29,     August 30,     August 31,
                                                                        1998           1997           1996
                                                                    ------------   ------------   ------------
Net sales  (Note 11)                                                 $64,727,154    $56,434,443    $55,562,751

Cost of sales                                                         50,291,032     43,257,757     44,948,772
                                                                    ------------   ------------   ------------
                                                                      14,436,122     13,176,686     10,613,979
Selling, general and
  administrative expenses                                             10,278,848      8,616,732      7,843,052

Plant closing reserve (Note 12)                                           -            (118,912)       868,000

Other income (expense):
  Interest expense                                                    (1,140,800)    (1,062,556)    (1,335,956)
  Interest income                                                         81,304         58,354         12,314
  Gain on disposal of property,
   plant and equipment                                                     9,378        195,642         74,685
  Other                                                                   24,088          8,544        (45,127)
                                                                    ------------   ------------   ------------
                                                                      (1,026,030)      (800,016)    (1,294,084)
                                                                    ------------   ------------   ------------


Income before provision for income taxes                               3,131,244      3,878,850        608,843

Provision for income taxes (Note 8)                                   (1,156,312)    (1,463,025)      (233,176)
                                                                    ------------   ------------   ------------

Net income                                                            $1,974,932     $2,415,825       $375,667


Net income applicable to common stock (Note 5)                          $308,550     $2,016,815       $375,667


Earnings per common share (Notes 1, 5, and 15):
            Basic                                                          $0.09          $0.65          $0.13

            Diluted                                                        $0.07          $0.40          $0.07


                               See accompanying notes.


                                         F-4
                                                                     Page 19

                               DMI FURNITURE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Three years ended August 29, 1998

                                   Series C      Number of                Number of
                                  Convertible    Series C                  Common       Additional    Retained        Minimum
                                   Preferred      Shares       Common      Shares        Paid-In      Earnings        Pension
                                    Stock       Outstanding    Stock     Outstanding     Capital      (Deficit)      Liability
                                 ------------  ------------  ----------  -----------  -------------  ------------  -------------
BALANCES AT SEPTEMBER 2, 1995     $4,040,000     2,020,000    $297,003    2,970,026    $15,106,984   ($8,762,883)    ($24,000)

Net income                            -            -              -            -             -           375,667         -
Dividends on preferred stock          -            -              -            -             -           (15,121)        -
Minimum pension liability             -            -              -            -             -             -             -
Conversion of stock                  (49,900)      (24,950)      4,900       49,000         45,000         -             -
Issuance of common stock              -            -             3,228       32,286         33,095         -             -
                                  ----------     ---------    --------    ---------    -----------   ------------    ---------
BALANCES AT AUGUST 31, 1996       $3,990,100     1,995,050    $305,131    3,051,312    $15,185,079   ($8,402,337)    ($24,000)

Net income                            -            -              -            -             -         2,415,825         -
Dividends on preferred stock          -            -              -            -             -          (399,010)        -
Minimum pension liability             -            -              -            -             -             -           24,000
Issuance of common stock              -            -            10,117      101,171        156,093         -             -
                                  ----------     ---------    --------    ---------    -----------   ------------    ---------
BALANCES AT AUGUST 30, 1997       $3,990,100     1,995,050    $315,248    3,152,483    $15,341,172   ($6,385,522)          $0

Net income                            -            -              -            -             -         1,974,932         -
Redemption of preferred stock     (3,115,186)   (1,557,593)       -            -             -        (1,666,382)        -
Conversion of preferred stock       (874,914)     (437,457)     72,276      722,762        802,638         -             -
Dividends on preferred stock          -            -              -            -             -            24,434         -
Minimum pension liability             -            -              -            -             -             -         (262,782)
Issuance of common stock              -            -             1,677       16,768         39,406         -             -
                                  ----------     ---------    --------    ---------    -----------   ------------    ---------
BALANCES AT AUGUST 29, 1998           -            -          $389,201    3,892,013    $16,183,216   ($6,052,538)   ($262,782)
                                  ----------     ---------    --------    ---------    -----------   ------------    ---------
                                  ----------     ---------    --------    ---------    -----------   ------------    ---------
                                     Total
                                 -------------
BALANCES AT SEPTEMBER 2, 1995     $10,657,104

Net income                            375,667
Dividends on preferred stock          (15,121)
Minimum pension liability                -
Conversion of stock                      -
Issuance of common stock               36,323
                                  -----------
BALANCES AT AUGUST 31, 1996       $11,053,973

Net income                          2,415,825
Dividends on preferred stock         (399,010)
Minimum pension liability              24,000
Issuance of common stock              166,210
                                  -----------
BALANCES AT AUGUST 30, 1997       $13,260,998

Net income                          1,974,932
Redemption of preferred stock      (4,781,568)
Conversion of preferred stock               0
Dividends on preferred stock           24,434
Minimum pension liability            (262,782)
Issuance of common stock               41,083
                                  -----------
BALANCES AT AUGUST 29, 1998       $10,257,097
                                  -----------
                                  -----------

                             See accompanying notes.

                                       F-5
                                                                     Page 20

                                 DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended
                                                                      ----------------------------------------
                                                                      August 29,     August 30,     August 31,
                                                                         1998           1997           1996
                                                                      ----------     ----------     ----------
Cash flows from operating activities:
  Net income                                                          $1,974,932     $2,415,825       $375,667
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                                      1,244,108      1,009,736      1,022,938
    Amortization of loan closing costs                                    22,130         35,243         43,690
   (Gain) loss on disposal of property,
     plant and equipment                                                   9,378       (195,642)       (73,535)
    Deferred income tax                                                 (219,291)       378,146        186,165
    Changes in assets and liabilities:
      Accounts receivable                                             (1,103,184)    (1,689,751)     3,179,702
      Inventories                                                     (4,034,696)    (2,408,560)     3,411,342
      Other assets                                                        (3,567)        94,408        152,990
      Trade accounts payable                                             630,732       (274,362)        30,196
      Accrued pension costs                                              (92,576)      (107,910)        89,255
      Deferred compensation                                              (48,269)       (55,411)       (57,713)
      Accrued liabilities                                                409,083        821,724        143,734
                                                                      ----------     ----------     ----------
     Total adjustments                                                (3,186,152)    (2,392,379)     8,128,764
                                                                      ----------     ----------     ----------

  Net cash provided (used) by operating activities                    (1,211,220)        23,446      8,504,431
                                                                      ----------     ----------     ----------
Cash flows from investing activities:
  Capital expenditures                                                (2,292,252)    (1,072,115)      (537,959)
  Payments received on notes receivable                                  -              -              135,750
  Proceeds from the disposal of property,
   plant and equipment                                                    58,924        213,783        541,974
                                                                      ----------     ----------     ----------
  Net cash provided (used) by investing activities                    (2,233,328)      (858,332)       139,765
                                                                      ----------     ----------     ----------


                               See accompanying notes.

                                         F-6
                                                                     Page 21

                                 DMI FURNITURE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                                                                    Years Ended
                                                                     -----------------------------------------
                                                                      August 29,     August 30,     August 31,
                                                                         1998           1997           1996
                                                                     -----------    -----------    -----------
Cash flows from financing activities:

  Borrowings from line-of-credit                                      24,671,660     23,000,000     15,898,000
  Payments on line-of-credit                                         (21,157,860)   (20,650,000)   (21,950,000)
  Additions to long-term debt                                          5,726,584        -               50,380
  Payments of long-term debt                                          (1,180,807)    (1,153,971)    (1,374,366)
  Restricted cash                                                      1,080,196        (18,659)      (835,830)
  Cash dividends on preferred stock                                     (374,576)       -             (404,537)
  Proceeds from stock options exercised                                   41,083         73,337        -
  Retirement of preferred stock                                       (4,781,568)       -              -
                                                                      ----------     ----------     ----------
  Net cash provided (used) by financing
   activities                                                          4,024,712      1,250,707     (8,616,353)
                                                                      ----------     ----------     ----------

Increase in cash                                                         580,164        415,821         27,843


Cash, beginning of year                                                  512,367         96,546         68,703
                                                                      ----------     ----------     ----------

Cash, end of year                                                     $1,092,531       $512,367        $96,546
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

Cash paid for:
  Interest (net of amounts capitalized)                               $1,013,539     $1,069,502     $1,368,703
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

  Income taxes                                                        $1,164,290       $701,597        $85,863
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------


                               See accompanying notes.

                                         F-7
                                                                     Page 22

DMI FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY - The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry - the Company manufactures, imports, and sells low to medium priced residential furniture, commercial and home office furniture, desks, accent furniture, and tables and chairs. Its principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States. The Company's fiscal year consists of a fifty-two week period ending on the last Saturday in August. Approximately every seven years the Company's fiscal year consists of fifty-three weeks. The fiscal years presented in this report all consist of fifty-two weeks.

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

    INCOME TAXES - The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are
expected to reverse.   (See Note 8 for additional information).

    EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding
during the period   (1998- 4,214,781; 1997 - 6,006,353; 1996 - 5,704,628),
and assumes the conversion of the Series C Preferred Stock into common stock. (See Note 15 for additional information)

    CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of the Consolidated Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

    ADVERTISING - The Company expenses advertising-type costs as incurred. Advertising expense was approximately $1,211,000, $857,000 and $578,000 in fiscal 1998, 1997 and 1996 respectively.

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

   REVENUE RECOGNITION - The Company recognizes sales of its products when the products are shipped to customers.

2.  LONG-TERM DEBT
Long-term debt consists of the following:

                                                    1998              1997
Economic Development Revenue
  Bonds; payable in twelve equal monthly
  payments beginning in fiscal 2002;
  weekly adjustable coupon interest rate
  (3.6% on 8/29/98) and payable monthly.         $2,230,000         $2,545,000

Economic Development Revenue
  Bonds; payable in twelve equal monthly
  payments beginning in fiscal 2003;
  weekly adjustable coupon interest rate
  (3.6% on 8/29/98) and payable monthly.           2,020,000         2,275,000

Term note payable to bank; due in
  45 monthly principal installments of
  $116,666.67 through 5/31/02;
  interest at prime+.25% (8.5%)
  or LIBOR+2.5% (7.5%).                            5,300,000                 0

Term note payable to bank; due in
  60 monthly principal installments of
  $8,333.33 and final payment of $1 million
  on 8/31/03; interest at prime+.25%
  (8.5%) or LIBOR+2.5% (7.5%).                     1,500,000                 0

Term note payable to bank; due
  in monthly principal installments of
  $33,333;  interest at prime (8.5%)
  or LIBOR+1.75% (7.625%).                                 0         1,645,445

$20,000,000 revolving master note
  payable to bank; interest at  prime+.25%
 (8.5%) or LIBOR+2.5% (7.50%);
  expires December, 2000.                         11,833,419         8,319,619

Capital leases on equipment; payable
  quarterly through March, 2000;
  interest at various rates.                         33,605             72,383
                                                -----------        -----------
                                                 22,917,024         14,857,447
  Less portion due within one year                1,524,113          2,011,860
                                                -----------        -----------
                                                $21,392,911        $12,845,587
                                                -----------        -----------
                                                -----------        -----------

     With respect to the term notes and revolving loan above, the Company has the option of borrowing based on prime rate + .25% or London Interbank Offered Rate (LIBOR) + 2.50%. As of August 29, 1998, $11 million of the revolver note balance and $3 million of the term loan were LIBOR priced.

     Substantially all assets are pledged to collateralize long-term debt. On August 29, 1998, the Company had $4,675,000 additional borrowings available under the formula for calculating its available borrowings.

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

     The aggregate maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows:

         1999                              $1,524,113
         2000                               1,509,485
         2001                              13,333,419
         2002                               1,571,666
         2003                               2,295,001
         Thereafter                         2,683,340
                                          -----------
                                          $22,917,024
                                          -----------

     The Company's bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a fixed charge ratio, tangible net worth, and ratio of total funded debt to EBITDA, all as defined in the bank financing agreement. The financing agreement further restricts the Company from, among other things, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends; and, acquiring capital assets in excess of the annual depreciation.

3.  LEASE COMMITMENTS

     The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

     Future minimum lease payments at August 29, 1998 under these leases are as follows:

         1999                                 $684,416
         2000                                  480,504
         2001                                  269,824
         2002                                  214,678
         2003                                    7,966
                                            ----------
         Total minimum payments             $1,657,388
                                            ----------
                                            ----------

     Rent expense under operating leases charged to operations during fiscal years 1998, 1997 and 1996 was $784,525, $593,949 and $747,412, respectively.

4.  COMMITMENTS AND CONTINGENCIES

     The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $42,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the three years presented were not material.

     The Company has entered into individual employment agreements with certain of its officers which expire at various times through August 31, 2000. Certain of these agreements provide for lump sum payments in the event employment is terminated as a result of a change in ownership of the Company as defined in the agreements.


5.  CONVERTIBLE PREFERRED STOCK

     On August 28, 1998 the Company retired its Series C Preferred Stock. Of the 1,995,050 Series C shares outstanding, 1,557,593 shares were redeemed for $3.00 per share by the Company as stated in its Certificate of Incorporation, and 437,457 Series C shares were converted into 722,762 common shares at the option of the holders. The redeeming shareholders were paid a final dividend of $75,319 on the date of redemption. The redemption of the 1,557,593 Series C shares caused a $1,666,000 charge to income applicable to common stock because the $3.00 redemption price exceeded the par value of the Series C stock of $2.00, and the Company recognized approximately $109,000 in transaction costs. The redemption was funded through term bank debt and cash. There were $399,010 of preferred dividends accrued in fiscal 1997 of which $374,576 were paid in fiscal 1998.


                                       F-11
                                                                     Page 26

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



                                                1998          1997             1996
                                             ----------    ----------        --------
Net income:    As reported                   $1,975,000    $2,416,000        $376,000
               Proforma                       1,907,000     2,386,000         369,000

Diluted earnings per common share:
               As reported                      $.07 (1)         $.40            $.07
               Proforma                          .06 (1)          .40             .06


(1) Net income applicable to common stock was used to compute fiscal 1998 diluted earnings per common share. See Note 5 for additional information.

     Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders February, 1989. In February, 1994 the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 29, 1998 follows:

                                       1998                     1997                     1996
                                       ----                     ----                     ----
                                          Weighted                 Weighted                 Weighted
                                           Average                  Average                  Average
                                 Options  Exercise        Options  Exercise        Options  Exercise
                                    (000)    Price           (000)    Price           (000)    Price
                                 -------  --------        -------  --------        -------  --------
Outstanding-beginning
  of year                          707     $1.80            655     $1.66            606     $1.66
Granted                            100      2.88             85      2.77             97      1.63
Exercised                           (2)     1.38            (33)     1.38              -         -
Expired                              -         -              -         -            (48)     1.57
                                   ---                      ---                      ---
Outstanding-end of
  year                             805     $1.92            707     $1.80            655     $1.66
                                   ---                      ---                      ---
Exercisable at end of
  year                             616     $1.71            557     $1.68            559     $1.66
Weighted-average fair
  value of options granted
  during the year                          $1.64                    $1.66                    $ .89


    Exercise prices for options outstanding as of August 29, 1998 ranged from $1.38 to $3.00. The weighted-average remaining contractual life of those options is 6.1 years.

    Included in the above are non-qualified options for 180,000 shares of common stock for $1.38 to $2.50 per share to certain employees/directors which have a total option price of approximately $390,000. The options are immediately exercisable for up to ten years after the date of grant.

    The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock for options granted prior to March 15, 1998. A new plan was adopted effective March 15, 1998 authorizing the Company to issue options to non-employee directors to acquire a maximum of 100,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 29, 1998 follows:

                                       1998                     1997                    1996
                                       ----                     ----                    ----
                                          Weighted                 Weighted                 Weighted
                                           Average                  Average                  Average
                                 Options  Exercise         Options  Exercise        Options  Exercise
                                    (000)    Price           (000)    Price           (000)    Price
                                 ------- ---------         -------  --------        -------  --------
Outstanding-beginning
  of year                           52     $2.15             90     $2.15              87     $2.17
Granted                              6      2.81             21      2.81               3      1.56
Exercised                           (3)     1.98            (14)     1.98               -         -
Expired                              -      2.25            (45)     2.25               -         -
                                 -----                      ---                        --
Outstanding-end of
  year                              55     $2.38             52     $2.38              90     $2.15
                                 -----                      ---                        --
                                 -----                      ---                        --

Exercisable at end of
  year                              39     $2.12             30     $2.12              85     $2.19

Weighted-average fair
  value of options granted
  during the year                          $1.73                    $1.70                     $ .94


     Exercise prices for options outstanding as of August 29, 1998 ranged from $1.19 to $3.50. The weighted-average remaining contractual life of those options is 6.3 years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997, and 1996: expected volatility of 41.7 percent; risk-free interest rate of 4.62 percent; expected lives for options of 10 years; and expected dividend yield of 0 percent based on the Company's history of no dividend payments on common stock.

7.  PENSION PLANS

     The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $116,000 in fiscal 1998, $142,000 in fiscal 1997, and $169,000 in fiscal 1996.
Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company's policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under ERISA.

     Net pension costs for the defined benefit plan in fiscal 1998, fiscal 1997 and fiscal 1996 was computed as follows:



                                            1998         1997           1996
                                            ----         ----           ----
     Service cost-benefits
       earned                              $59,554      $56,352       $ 70,598
     Interest cost on projected
       benefit obligation                  205,198      197,872        191,020
     Actual return on plan assets         (172,984)    (135,773)      (126,034)
     Amortization of transition
       obligation                            9,907        9,907         13,686
     Amortization of unrecognized
       prior service cost                   13,990       13,990         19,327
                                          --------     --------       --------
         Net pension expense              $115,665     $142,348       $168,597
                                          --------     --------       --------

     The funded status of the defined benefit plan at August 29, 1998 and August 30, 1997 is shown below:












      Actuarial present value of
       accumulated plan benefits:

                                                   1998               1997
                                                  ------             ------
     Vested                                    $(3,020,550)       $(2,481,792)
     Non-vested                                    (53,109)           (99,171)
                                               -----------        -----------
     Accumulated/projected benefit
       obligation                               (3,073,659)        (2,580,963)
     Plan assets at fair market
       value                                     2,266,559          1,980,215
                                               -----------        -----------
     Projected benefit obligation
       in excess of plan assets                   (807,100)          (600,748)
     Unrecognized transition
       liability                                   118,878            128,785
     Unrecognized net (gain)/loss                  398,154            (60,073)
     Unrecognized prior service cost               213,434            227,454
     Adjustment required to
       recognize minimum liability                (730,466)          (296,166)
                                               -----------        -----------
     Accrued pension liability                 $  (807,100)       $  (600,748)
                                               -----------        -----------

     The projected benefit obligation for service rendered was determined using an assumed discount rate of 7.25% and an assumed rate of return on plan assets of 8.25%. The assets of the plan are invested in equity and fixed income securities.

     The Company has a defined contribution 401(k) type retirement plan for
salaried personnel and one for hourly personnel.   Costs charged to
operations in fiscal 1998, fiscal 1997 and fiscal 1996 for the salaried plan were $62,600, $68,800 and $57,000, respectively. Costs charged to operations in fiscal 1998 and fiscal 1997 for the hourly plan were $89,100 and $69,900.

     The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989.
The present value of future payments under the plan accrued at August 29, 1998 and August 30, 1997 is approximately $273,000 and $321,000, respectively. Plan costs charged to operations were approximately $29,000 in fiscal 1998, $35,000 in fiscal 1997, and approximately $40,000 in fiscal 1996.





 8. Income taxes

     The tax effect of each temporary timing difference and carryforward that gives rise to significant deferred tax assets and deferred tax liabilities as of August 29, 1998 and August 30, 1997 are as follows (in thousands):


                                                          1998           1997
                                                         -----          ------
Accumulated tax depreciation of property and equipment
  in excess of accumulated book depreciation and other
  related items                                          $(595)         $(617)
Various accruals and reserves                              885            722
Inventory                                                  175            131
Other                                                       44             53
                                                         -----          ------
Net deferred tax asset                                    $509           $289
                                                         -----          ------

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. Based on this belief and the Company's historical and current pre-tax earnings as well as its expectations for the future, management believes it is more
likely than not that the Company will realize its deferred tax assets.   As a
result, no valuation allowance was required as of August 29, 1998 and August 30, 1997. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.

     Income tax expense consisted of the following (in thousands):

                                               Twelve Months Ended

                                      Aug. 29,       Aug. 30,       Aug. 31,
                                        1998          1997            1996
                                      --------       --------       --------
Currently payable                      $1,376         $1,085            $47

Deferred                                 (220)           378            186
                                      --------       --------       --------
     Total                             $1,156         $1,463           $233
                                      --------       --------       --------
                                      --------       --------       --------

     The deferred tax provision for the twelve months ended August 29, 1998 and August 30, 1997, and August 31, 1996 consisted of the following (in thousands):

                                                         1998           1997           1996
                                                        ------         ------         ------
Utilization of net operating loss carryforwards          $   -           $130            $13
Utilization of AMT credit carryforwards                      -            187              -
Excess tax over book depreciation                          (22)            32             76
Other                                                     (198)            29             97
                                                        ------         ------         ------
                                                         $(220)         $ 378           $186
                                                        ------         ------         ------
                                                        ------         ------         ------

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                              Twelve Months Ended
                                       Aug.29,       Aug. 30,       Aug. 31,
                                        1998           1997           1996
                                       ------        -------        --------
Tax at 34% statutory
     rate                              $1,073         $1,319           $207
State income taxes,
     net of federal
     benefit                               83            144             26
                                       ------        -------        --------
Income Taxes                           $1,156         $1,463           $233
                                       ------        -------        --------
                                       ------        -------        --------

9. OTHER INFORMATION

    Inventories - Inventories are summarized below:

                                      1998           1997
                                  -----------     ----------
     Finished goods               $10,898,000     $6,789,000
     Work in process                  512,000        514,000
     Raw material                   4,886,000      4,959,000
                                  -----------     ----------
                                  $16,296,000    $12,262,000
                                  -----------     ----------

Accrued liabilities - Accrued liabilities are summarized below:

                                         1998           1997
                                  -----------     ----------
     Property, payroll and
     other taxes                   $1,032,776     $1,028,533
     Payroll, bonuses and
     commissions                    1,750,909      1,439,146
     Interest                         122,836         76,879
     Other                            222,008        174,618
                                  -----------     ----------
                                   $3,128,259     $2,719,176
                                  -----------     ----------
                                  -----------     ----------

 10.  QUARTERLY FINANCIAL DATA

     Quarterly financial data (unaudited - in thousands of dollars except per share amounts)


                           First          Second           Third         Fourth
Fiscal 1998                Quarter        Quarter         Quarter        Quarter         Year
-----------                -------        -------         -------        -------       -------
Net sales                  $17,439        $12,785         $16,008        $18,495       $64,727
Gross profit                 4,135          2,629           3,757          3,915        14,436

Net income                     810            116             549            500         1,975

Diluted earnings per
 common share (1)             $.13           $.02            $.09          $(.25)         $.07

                            First         Second           Third         Fourth
Fiscal 1997                Quarter        Quarter         Quarter        Quarter        Year
-----------                -------        -------         -------        -------       -------
Net sales                  $15,789        $13,867         $12,530        $14,248       $56,434
Gross profit                 3,778          3,057           3,191          3,151        13,177

Net income (loss)              861            435             570            550         2,416

Diluted earnings per
 common share (1)             $.15           $.07            $.09           $.09          $.40

(1) Diluted earnings per common share was calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. (Except in the fourth quarter of fiscal 1998 in which the loss on redemption of preferred stock was deducted from net income in the computation). (See Notes 1,5, and 15). Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual diluted earnings per common share.

11. Major customers

     The Company's six largest customers accounted for approximately 51% of the Company's total sales in fiscal 1998. One customer, Sam's Club division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for fiscal 1998. Six customers accounted for 42% of sales in fiscal 1997 and four customers accounted for 34% of sales in fiscal 1996, one of which accounted for approximately 13% of sales. The loss of more than one of these customers at the same time or one of the largest six could have a
material effect on the business of the Company.   As of August 29, 1998, one
customer accounted for approximately 23% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

12.   PLANT CLOSING

     The Company permanently closed its Gettysburg, Pennsylvania manufacturing plant and warehouse facilities and consolidated the production and distribution activities of those operations into its Huntingburg, Indiana facilities during the second quarter of fiscal 1996. Consolidation of production and warehousing into the Indiana facilities resulted in lower manufacturing and warehousing overhead and plant administrative costs. The Company recorded a pre-tax charge of approximately $995,000 in the first quarter of fiscal 1996 related to this closing. The charge included book provisions of approximately: $160,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $145,000 for a pension curtailment loss; $125,000 for severance pay; and approximately $465,000 for costs to be incurred after operations cease associated with the closing as well as expected future occupancy related costs. The severance pay accrual related to the termination of certain salaried and support staff personnel. None of the above referenced costs related to the relocation or consolidation of production into the Company's Huntingburg, Indiana facility. During the fourth quarter of fiscal 1996 the Company sold the Gettysburg, Pennsylvania manufacturing plant and realized gross proceeds of approximately $375,000. Based upon this transaction approximately $127,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed. The net plant closing charge included in the consolidated statements of income was $868,000 for fiscal 1996. As of August 29, 1998 the only Gettysburg related asset carried is a parcel of unimproved land at cost of $10,000 and there are no Gettysburg plant closing related liabilities. During fiscal 1997 it was determined that the remaining $119,000 of the book provision related to the initial recording of property, plant and equipment at net realizable value was not needed.

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

14.  SOURCE AND SUPPLY OF LABOR

     Approximately 156 of the Company's 441 employees are covered by 2 collective bargaining agreements. One contract with the union representing 77 employees is due to expire in fiscal 1999.

15.  EARNINGS PER COMMON SHARE

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

The standard was effective for the Company with the completion of its fiscal 1998 second quarter.


                                                  (Thousands except per share amounts)
                                                  1998           1997           1996
                                                --------       -------        -------
Net income                                      $ 1,975        $ 2,416        $   376
Less: preferred stock dividends                       -           (399)             -
Less: loss on preferred redemption (1)           (1,666)             -              -
                                                -------        -------        -------
Net income applicable to common stock           $   309        $ 2,017        $   376
                                                -------        -------        -------
                                                -------        -------        -------

Average common shares outstanding                 3,261          3,114          2,999
Common stock equivalents-dilutive
  options and convertible preferred
  stock                                             954          2,892          2,706
                                                -------        -------        -------
Average shares of common stock
  and equivalents outstanding                     4,215          6,006          5,705
                                                -------        -------        -------
                                                -------        -------        -------

Basic earnings per share                        $   .09        $   .65        $   .13
                                                -------        -------        -------
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share (2)                  $   .07        $   .40        $   .07
                                                -------        -------        -------
(Net income divided by average shares
  of common stock and equivalents
  outstanding)

(1) On August 28, 1998 the Company redeemed its Series C Preferred Stock which caused a $1,666,000 charge to net income applicable to common stock. See
     Note 5 for more information.

(2) For fiscal 1998, the loss on redemption of preferred stock is deducted from net income in computing diluted earnings per share because not deducting it would be anti-dilutive.




Item 9.        CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES.


               None.













                                      II-8
                                                                     Page 36

Part III.

Items 10, 11, 12 and 13.

     The information called for by this part (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than December 28, 1998.













                                   III-1
                                                                     Page 37

Part IV.

Item 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K.

             The financial statements required by Sections 14(a) 1 and 2 and 14(d) are included under Item 8.

             The exhibits required by Item 14(a) 3 are listed on the index to Exhibits.

             Schedules required by Item 14(d) follow the signature pages.

Item 14(b).  REPORTS ON FORM 8-K

             The Company filed no reports on Form 8-K during the fiscal quarter ended August 29, 1998. The Company filed a report pursuant to Item 5 on Form 8-K dated August 31, 1998 relating to the retirement of its Series C Preferred Stock.





                              IV-1

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


DATED:  October 27, 1998            DMI FURNITURE, INC.


                                    By:/S/Donald D. Dreher
                                    ------------------------
                                    President, Chairman of the Board and Chief
                                    Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             Vice President, Finance,
                             Chief Financial Officer
                             and Principal Accounting
/S/Joseph G. Hill            Officer and Director             October 27, 1998
---------------------
Joseph G. Hill


/S/Joseph L. Ponce           Director                         October 27, 1998
---------------------
Joseph L. Ponce


/S/Thomas M. Levine.         Director                         October 27, 1998
---------------------
Thomas M. Levine


/S/David Martin              Director                         October 27, 1998
---------------------
David Martin

                             President, Chief
                             Executive Officer, Chairman
/S/Donald D. Dreher          of the Board and Director        October 27, 1998
---------------------
Donald D. Dreher


                                   IV-2

                             DMI FURNITURE, INC.

                                SCHEDULE II



                                               Additions
                                  Balance at    Charged                      Balance
                                  Beginning     to Costs                      at End
        Description               of period   and Expenses   Deductions (A)  of Period

Allowance for Doubtful Accounts:

Year ended August 31, 1996        $132,177      $ 82,913       $105,099       $109,991
                                  --------      --------       --------       --------

Year ended August 30, 1997        $109,991      $125,200       $ 93,778       $141,413
                                  --------      --------       --------       --------

Year ended August 29, 1998        $141,413      $ 96,992       $ 88,529       $149,876
                                  --------      --------       --------       --------


(A) Charge-offs net of recoveries.

Item 14(a)3.   EXHIBITS

                                                                       10-K
                                                                     Page No.

***********  (3)(a)   Restated Certificate of Incorporation
*            (b)      Bylaws

***********  (4)(a)   Restated Certificate of Incorporation
*            (b)      Bylaws

*******      (10)(a)  1988 Stock Option Plan for Employees
*********    (b)      Non-employee Director Stock Option Program
**********   (c)      Form of Indemnification Agreement
**********   (d)      Amendment of Employment Agreement and Officer
                      Severance Agreement dated as of May 19, 1988
                      between Joseph G. Hill and DMI Furniture, Inc.
             (e)      First Amendment to Amended and Restated Credit
                      Agreement between DMI Furniture, Inc. and Bank
                      One,  Indiana, National Association dated July
                      2, 1998.                                          E1 -E17
             (f)      Extension and Renewal of Employment Agreement
                      as of October 9, 1997 between DMI Furniture,
                      Inc. and Donald D. Dreher.                        E18-E24
             (g)      Second  Amendment to Amended and Restated
                      Credit Agreement between DMI Furniture, Inc.
                      and Bank One, Indiana, National Association
                      dated August 27, 1998.                            E25-E38
**********   (h)      Amendment of Employment Agreement and Officer
                      Severance Agreement dated as of May 19, 1988
                      between Donald D. Dreher and DMI Furniture,
                      Inc.
**           (i)      Amended and Restated Credit Agreement between
                      Bank One, Indianapolis, National Association,
                      and DMI Furniture, Inc. dated October 3, 1997.
********     (j)      Loan Agreement between City of Huntingburg,
                      Indiana and DMI Furniture, Inc. dated June 1,
                      1994.
*********    (k)      1993 Long Term Incentive Stock Plan for
                      Employees
*********    (l)      Stock Compensation and Deferral Plan for
                      Outside Directors.
*********    (m)      Loan  Agreement between City of Huntingburg,
                      Indiana and DMI Furniture, Inc. dated as of
                      October 1, 1993.
             (n)      Extension and Renewal of Employment Agreement
                      as of October 9, 1997 between DMI Furniture,
                      Inc. and Joseph G. Hill.                          E39-E45
*****        (o)      1998 Stock Option Plan For Independent
                      Directors

             (21)     List of subsidiaries                     E-46

             (23)     Consent of Arthur Andersen LLP to
                      incorporation of audit report into
                      S-8 registration statements.             E-47

             (27)     Financial Data Schedule                  E-48

             (99)     Undertakings                             E-49
-------------------------------------------------------------------------------
*               Incorporated by reference to annual report on Form 10-K for the fiscal year ended August 27, 1994
**              Incorporated by reference to report on Form 10-Q for the
                fiscal quarter ended November 29, 1997
*****           Incorporated by reference to Proxy Statement dated February
                20, 1998.
******          Incorporated by reference to Exhibit 10 to report on Form 10-Q for the second quarter of fiscal year ended August 28, 1993.
*******         Incorporated by reference to Registration Number 33-64188
********        Incorporated by reference to Form 10-Q for the fiscal quarter ended May 28, 1994.
*********       Incorporated by reference to Form 10-Q for the fiscal quarter ended February 26, 1994.
**********      Incorporated by reference to Form 10-K for the fiscal year ended August 28, 1993.
***********     Incorporated by reference to Form 10-K for the fiscal year ended August 31,1996