Form 10-Q
period 1998-11-28
DMI FURNITURE INC
filed 1999-01-12
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                 For the fiscal quarter ended November 28, 1998
                 ----------------------------------------------

                          Commission File Number 0-4173
                          -----------------------------


                               DMI FURNITURE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             41-0678467
         ------------------------               -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
CLASS - Common Stock, Par Value $.10 per Share
OUTSTANDING AT NOVEMBER 28, 1998 - 3,909,429

INDEX



Part I. Financial Information                                              Page
                                                                           -----
        Consolidated Balance Sheets - November 28, 1998
            and August 29, 1998                                             3, 4

        Consolidated Statements of Operations - Three Months
         Ended November 28, 1998 and November 29, 1997                         5

        Consolidated Statements of Cash Flows - Three Months Ended
          November 28, 1998 and August 29, 1998                             6, 7

        Notes to Consolidated Financial Statements                         8 -10

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11-13

Part II. Other Information                                                 14-15

Index to Exhibits

         27.      Financial Data Schedule                                     16

                          PART I. FINANCIAL INFORMATION
                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                             Nov. 28,       Aug. 29,
ASSETS                                                         1998           1998
------                                                       -------        -------
Current assets:
  Cash                                                       $   701          $ 1,092
  Accounts receivable - net                                   15,161           10,252
  Inventories (Note 4)                                        17,095           16,296
  Other current assets                                           421              341
  Current portion of deferred income taxes (Note 2)              881              935
                                                             -------          -------
    Total current assets                                      34,259           28,916

Property, plant and equipment - at cost (Note 1)              22,534           22,459
  Less accumulated depreciation                               10,839           10,522
                                                             -------          -------
    Net property, plant and equipment                         11,695           11,937
Other assets                                                     465              476
                                                             -------          -------
Total Assets                                                 $46,419          $41,329
                                                             =======          =======


                             See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                              (Amounts in thousands)


                                                     Nov. 28,          Aug. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998              1998
------------------------------------               --------           ---------
Current liabilities:
  Trade accounts payable                            $  4,096           $  3,521
  Accrued liabilities                                  4,001              3,128
  Long-term debt due within one year                   1,517              1,524
                                                    --------           --------
    Total current liabilities                          9,614              8,173


Long-term liabilities:
  Long-term debt                                      24,156             21,393
  Accrued pension costs                                  771                807
  Deferred compensation                                  265                273
  Deferred income taxes (Note 2)                         426                426
                                                    --------           --------
                                                      25,618             22,899

Stockholders' equity:
  Common stock                                           391                389
  Additional paid-in capital                          16,226             16,183
  Retained deficit                                    (5,167)            (6,052)
  Minimum pension liability                             (263)              (263)
                                                    --------           --------
    Total stockholders' equity                        11,187             10,257
                                                    --------           --------


Total liabilities and stockholders' equity          $ 46,419           $ 41,329
                                                    ========           ========



                             See accompanying notes.

                               DMI FURNITURE, INC.
                              STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                                  THREE MONTHS ENDED
                                               Nov. 28,           Nov. 29,
                                                 1998               1997
                                               ---------          --------
Net sales                                      $ 23,003           $ 17,439

Cost of sales                                    17,997             13,304
                                               --------           --------

Gross profit                                      5,006              4,135

Selling, general and
  administrative expenses                         3,130              2,570
                                               --------           --------

Operating profit                                  1,876              1,565

Interest expense (net)                             (453)              (259)
                                               --------           --------

Income before income taxes                        1,423              1,306

Provision for income taxes (Note 2)                (538)              (496)
                                               --------           --------

Net income                                     $    885           $    810
                                               ========           ========

Net income applicable to common stock          $    885           $    690
                                               ========           ========

Earnings per common share (Note 3):

       Basic                                   $   0.23           $   0.22
                                               ========           ========

       Diluted                                 $   0.21           $   0.13
                                               ========           ========

                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                    Nov. 28,           Nov. 29,
                                                     1998               1997
                                                    --------           -------
Cash flows from operating activities:
  Net income                                        $   885           $   810
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                       317               304
    Deferred income taxes (Note 2)                       54                45
    Pension costs                                       (36)              (93)
    Deferred compensation                                (8)              (11)
    Changes in assets and liabilities:
      Accounts receivable                            (4,909)           (2,500)
      Inventories                                      (799)              290
      Other assets                                      (69)               (5)
      Trade accounts payable                            575                 5
      Accrued liabilities                               909               382
                                                    -------           -------

     Total adjustments                               (3,966)           (1,583)
                                                    -------           -------

     Net cash used by
      operating activities                           (3,081)             (773)
                                                    -------           -------

Cash flows (used) by investing activities:
  Capital expenditures                                  (75)             (854)
                                                    -------           -------

    Cash used by investing
      activities                                        (75)             (854)
                                                    -------           -------

                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                             Nov. 28,           Nov. 29,
                                                             1998               1997
                                                             ----               ----
Cash flows provided (used) by financing activities:
  Borrowings from line of credit                               10,517              6,650
  Payments on line of credit                                   (7,500)            (4,650)
  Payments on long term debt
                                                                 (261)              (395)
  Proceeds from stock options exercised
                                                                    9                 34
  Dividends                                                         0               (211)
                                                             --------           --------
    Cash provided by financing activities                       2,765              1,428

Decrease  in cash
                                                                 (391)              (199)

Cash - beginning of period                                      1,092                512
                                                             --------           --------

Cash - end of period                                         $    701           $    313
                                                             --------           --------
                                                             --------           --------

Cash paid for:
  Interest                                                   $    408           $    234
                                                             --------           --------
                                                             --------           --------

  Income taxes                                               $    224           $    300
                                                             --------           --------
                                                             --------           --------

                             See accompanying notes.

DMI FURNITURE, INC.

                   Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

         The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at November 28, 1998 and for the three months ended November 28, 1998 and November 29, 1997 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1999 fiscal year.

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

         The specific useful lives of property, plant, and equipment are as follows:

                  Building and Leasehold Improvements         8 - 35 yrs.
                  Machinery and Equipment                     3 - 13 yrs.


(2) Income Taxes

         Income tax expense (benefit) consisted of the following (in thousands):

                  Three Months Ended
                Nov. 28,      Nov. 29,
                  1998          1997
                  -----         ----
Current           $484          $451
Deferred            54            45
                  ----          ----
Total             $538          $496
                  ----          ----
                  ----          ----

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                   Three Months Ended
                                Nov. 28,        Nov. 29,
                                  1998           1997
                                  ----           ----
Tax at 34% statutory rate          $484          $444
State income taxes                   54            52
                                   ----          ----
Income Taxes                       $538          $496
                                   ----          ----
                                   ----          ----

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

                                      (Thousands except per share amounts)
                                                Three Months Ended
                                               Nov. 28,        Nov. 29,
                                                 1998            1997
                                                 ----            ----
Net income                                      $   885          $   810
Less: preferred stock dividends                       -             (120)
                                                -------          -------
Net income applicable to common stock           $   885          $   690
                                                -------          -------
                                                -------          -------

Average common shares outstanding                 3,902            3,156
Common stock equivalents-dilutive
  options (and convertible preferred
  stock  for Nov. 29, 1997)                         414            2,921
                                                -------          -------
Average shares of common stock
  and equivalents outstanding                     4,316            6,077
                                                -------          -------
                                                -------          -------

Basic earnings per share                        $   .23          $   .22
                                                -------          -------
                                                -------          -------
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share                      $   .21          $   .13
                                                -------          -------
                                                -------          -------
(Net income divided by average shares
  of common stock and equivalents
  outstanding)

         On August 28, 1998 the Company retired its Series C Preferred Stock. Of the 1,995,050 Series C shares outstanding, 1,557,593 shares were redeemed for $3.00 per share by the Company as stated in its Certificate of Incorporation, and 437,457 Series C shares were converted into 722,762 common shares at the option of the holders. The redemption was funded through term bank debt and cash.

(4) Inventories

         Inventories were comprised of the following at November 28, 1998 and August 29, 1998:

                               Nov. 28, 1998        Aug. 29,1998
                               -------------        ------------
    Finished Products          $11,393,000          $10,898,000
    Work in Process                502,000              512,000
    Raw Materials                5,200,000            4,886,000
                               -----------          -----------
                               $17,095,000          $16,296,000
                               -----------          -----------
                               -----------          -----------

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

(6) Major customers

         The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company's four largest customers accounted for approximately 55% of the Company's total sales in the quarter ended November 28, 1998. One customer, Sam's Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for the quarter ended November 28, 1998. Six customers accounted for approximately 51% of the Company's total sales in fiscal 1998. The loss of more than one of these customers at the same time or one of the largest four could have a material adverse effect on the business of the Company. As of November 28, 1998, one customer accounted for approximately 42% of total accounts receivable.

Forward-Looking Statements

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company's major customers that adversely affect their purchases of the Company's furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company's furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, in "Item 1. Business" of the Company's 1998 Annual Report on Form 10-K, and in the Company's other filings with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue - Net sales for the first quarter of fiscal 1999 increased $5,564,000 or approximately 32% from the first quarter of fiscal 1998. This increase was primarily the result of increased sales of home office furniture, sales by the Company's Wynwood division, and substantially increased sales to a major customer. This increase was offset somewhat by decreased sales of promotional priced bedroom furniture, and to a lesser extent, decreased sales of office furniture. Sales of home office furniture increased approximately 70%; sales of budget priced bedroom furniture decreased approximately 13%; and sales of commercial office furniture decreased approximately 4%.

Gross Margin - The Company's gross margin in the first quarter of fiscal 1999 was 21.8% compared to 23.7% in the first quarter of fiscal 1998. This decrease in gross margin was primarily the result of lower production levels and gross margins associated with the promotional bedroom furniture line due to reduced demand, as well as lower margin sales mix than the previous year.

Selling, General and Administrative (S,G&A) Expense - For the first quarter of fiscal 1999, S,G&A expense amounted to $3,130,000 or 13.6% of sales compared to $2,570,000 or 14.7% of sales for the first fiscal quarter of 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

Operating Profit - For the first quarter of fiscal 1999, operating profit was $1,876,000 or 8.2% of sales, compared to $1,565,000 or 9.0% of sales for the first quarter of fiscal 1998. This decrease was a result of the reasons mentioned above for the change in gross margin, offset somewhat by the lower selling, general and administrative expense as a percent of sales.

Interest Expense - For the first quarter of fiscal 1999, net interest was $453,000 compared to $259,000 for the first quarter of fiscal 1998. This increase was primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth, as well as borrowings to redeem the preferred stock in August 1998. (See Note 3) During the first quarter of fiscal 1999, the Company implemented the use of interest rate swaps as a cash flow hedge to effectively fix the interest rate on part of its variable rate debt. As of November 28, 1998, $8 million of the Company's variable rate debt was subject to interest rate swaps.

         Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 59 days for the first quarter of fiscal 1999 and 56 days for the quarter of fiscal 1998. This increase was the result of past due amounts that the Company believes will be received after the customer concludes its internal research. (Subsequent to November 28, 1998, a majority of these past due amounts was received by the Company). The Company's average days of inventory on hand averaged 91 days for the first quarter of fiscal 1999 compared to 85 days for the first quarter of fiscal 1998. This increase is primarily the result of increased finished goods for new commercial office groups and the Wynwood division.

Key elements of the Consolidated Statements of Cash Flows:

                                                                 Three Months
                                                           1999            1998
                                                           ----            ----
Net cash used by operating activities                  $(3,081,000)   $  (773,000)
Cash used for investing activities                         (75,000)      (854,000)
                                                       -----------    -----------
Net cash flows from operating and investing activities  (3,156,000)    (1,627,000)
Cash provided by financing activities                    2,765,000      1,428,000
                                                       -----------    -----------
Net change in cash and cash equivalents                $  (391,000)   $  (199,000)
                                                       -----------    -----------
                                                       -----------    -----------

         During the first three months of fiscal 1999 , the Company used cash flows for operating activities of $3,081,000 compared to cash flows used of $773,000 for the three month period in fiscal 1998. The operating cash flows used in the current year are higher than funds used the previous year primarily due to the accounts receivable and inventory increases necessary to support the significantly higher sales level in fiscal 1999. Investing activities used approximately $75,000 during the first quarter of fiscal 1999 for routine capital expenditures, and investing activities required $854,000 during the first three months of fiscal 1998 primarily to continue construction of the new 100,000 square foot facility in Huntingburg, Indiana for the new Wynwood division. Financing activities provided $2,765,000 and $1,428,000 during the first three months of fiscal 1999 and fiscal 1998 respectively, which came primarily from borrowings on the revolving line of credit.

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

         The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000 ready. The Company employs IBM AS400 hardware, IBM OS400 operating system, and MAPICS manufacturing and production information control system for the large majority of its system needs, all of which was subject to the above mentioned certifications. The Company has tested this hardware and software and found its Year 2000 readiness to be as certified. The Company has not incurred any material costs in its Year 2000 readiness plans nor does it anticipate any material costs in the future. The Company has received representations or certifications from its largest suppliers representing that they are Year 2000 compliant. In the event that any of the Company's larger suppliers are not Year 2000 compliant, the Company believes that a sufficient number of alternative sources exist to allow the Company to meet its raw material needs. The Company has received representations from customers representing approximately 50% of its annual sales that those customers are Year 2000 compliant. The Company has received representation from its primary depository and lender bank that they are Year 2000 compliant. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

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

Item 6.   Exhibits and Reports on Form 8-K

        (a)  EXHIBITS

                  27.  Financial Data Schedule



        (b)  REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated August 31, 1998 to announce it had completed the retirement of its Series C Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DMI FURNITURE, INC.
                                             (Registrant)

Date:  January 12, 1999                      /s/Joseph G. Hill
                                             -----------------------
                                             Joseph G. Hill
                                             Vice President-Finance,
                                             Chief Financial Officer,
                                             Secretary & Treasurer