Form 10-Q
period 1999-02-27
DMI FURNITURE INC
filed 1999-03-31
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             Quarterly Report Under Section 13 or 15 (d) of the Securities
                               Exchange Act of 1934


                 FOR THE FISCAL QUARTER ENDED FEBRUARY 27, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
CLASS - Common Stock, Par Value $.10 per Share
OUTSTANDING AT FEBRUARY 27, 1999 - 4,024,636

INDEX

Part I. Financial Information                                        PAGE

     Consolidated Balance Sheets - February 27, 1999
       and August 29, 1998                                           3, 4

     Consolidated Statements of Income - Three and Six Months
       Ended February 27, 1999 and February 28, 1998                    5

     Consolidated Statements of Cash Flows - Six Months Ended
       February 27, 1999 and February 28, 1998                       6, 7

     Notes to Consolidated Financial Statements                     8 -10

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                    11-14

Part II. Other Information                                          15-16

Index to Exhibits

     27.      Financial Data Schedule                                  17

                            PART I.  FINANCIAL INFORMATION
                                   DMI FURNITURE, INC.
                              CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands)




                                                    Feb. 27,       Aug. 29,
ASSETS                                                1999           1998
------                                                ----           ----
Current assets:
  Cash                                               $   577         $ 1,092
  Accounts receivable - net                           12,719          10,252
  Inventories (Note 4)                                16,275          16,296
  Other current assets                                   426             341
  Current portion of deferred income taxes (Note 2)      858             935
                                                     -------         -------
    Total current assets                              30,855          28,916

Property, plant and equipment - at cost (Note 1)      22,634          22,459
  Less accumulated depreciation                       11,152          10,522
                                                     -------          ------
    Net property, plant and equipment                 11,482          11,937

Other assets                                             459             476
                                                     -------          ------
Total Assets                                         $42,796         $41,329
                                                     -------          ------
                                                     -------          ------

                                 See accompanying notes.

                                     DMI FURNITURE, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                          (Continued)
                                    (Amounts in thousands)


                                                              Feb. 27,       Aug. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1999           1998
------------------------------------                            ----           ----
Current liabilities:
  Trade accounts payable                                      $ 2,975        $ 3,521
  Accrued liabilities                                           2,552          3,128
  Long-term debt due within one year                            1,515          1,524
                                                              -------        -------
    Total current liabilities                                   7,042          8,173

Long-term liabilities:
  Long-term debt                                               22,477         21,393
  Accrued pension costs                                           735            807
  Deferred compensation                                           258            273
  Deferred income taxes (Note 2)                                  426            426
                                                              -------        -------
                                                               23,896         22,899

Stockholders' equity:
  Common stock                                                    402            389
  Additional paid-in capital                                   16,513         16,183
  Retained deficit                                             (4,794)        (6,052)
  Minimum pension liability                                      (263)          (263)
                                                              -------        -------
    Total stockholders' equity                                 11,858         10,257
                                                              -------        -------
Total liabilities and stockholders' equity                    $42,796        $41,329
                                                              -------        -------
                                                              -------        -------

                               See accompanying notes.

                                DMI FURNITURE, INC.
                               STATEMENTS OF INCOME
                               (Amounts in thousands)
                                   (Unaudited)


                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                    --------------------      --------------------
                                    FEB 27,     FEB. 28,      FEB. 27,    FEB. 28,
                                     1999        1998          1999        1998
                                    -------     -------       -------     -------
Net sales                           $20,287     $12,785       $43,290     $30,224
Cost of sales                        16,156      10,156        34,153      23,460
                                    -------     -------       -------     -------
Gross profit                          4,131       2,629         9,137       6,764
Selling, general and
 administrative expenses              3,087       2,238         6,217       4,808
                                    -------     -------       -------     -------
Operating profit                      1,044         391         2,920       1,956
Interest expense (net)                 (441)       (206)         (894)       (465)
                                    -------     -------       -------     -------
Income before income taxes              603         185         2,026       1,491
Provision for income taxes (Note 2)    (229)        (69)         (767)       (565)
                                    -------     -------       -------     -------
Net income                             $374        $116        $1,259        $926
                                    -------     -------       -------     -------
                                    -------     -------       -------     -------
Net income applicable to
 common stock                          $374         $83        $1,259        $773
                                    -------     -------       -------     -------
                                    -------     -------       -------     -------
Earnings per common share (Note 3):
  Basic                               $0.09       $0.03         $0.32       $0.24
                                    -------     -------       -------     -------
                                    -------     -------       -------     -------
  Diluted                             $0.08       $0.02         $0.29       $0.15
                                    -------     -------       -------     -------
                                    -------     -------       -------     -------

                                See accompanying notes.

                                DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                     Feb. 27,           Feb. 28,
                                                       1999               1998
                                                     -------            --------
Cash flows from operating activities:
  Net income                                          $ 1,259             $  926
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                         633                536
    Deferred income taxes (Note 2)                         77                 56
    Pension costs                                         (72)              (126)
    Deferred compensation                                 (15)               (21)
    Changes in assets and liabilities:
      Accounts receivable                              (2,467)             1,467
      Inventories                                          21                518
      Other assets                                        (69)               (25)
      Trade accounts payable                             (546)               414
      Accrued liabilities                                (311)              (862)
                                                      -------             -------

     Total adjustments                                 (2,749)             1,957
                                                      -------             -------

     Net cash provided (used) by
      operating activities                             (1,490)             2,883
                                                      -------             -------
Cash flows (used) by investing activities:
  Capital expenditures                                   (178)            (1,337)
                                                      -------             -------
    Cash used by investing activities                    (178)            (1,337)
                                                      -------             -------

                                      See accompanying notes.

                                DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)



                                                                  Six Months Ended
                                                              Feb. 27,           Feb. 28,
                                                                1999               1998
                                                              -------            --------
Cash flows provided (used) by financing activities:
  Borrowings from line of credit                              17,267             10,150
  Payments on line of credit                                 (15,550)           (11,504)
  Additions to long term debt                                      -              1,016
  Payments on long term debt                                    (642)              (577)
  Restricted cash                                                  -               (375)
  Proceeds from stock options exercised                           78                  1
  Dividends                                                        -               (100)
                                                              ------             ------
    Cash provided (used) by financing activities               1,153             (1,389)

Decrease  in cash                                               (515)               157
Cash - beginning of period                                     1,092                512
                                                              ------             ------
Cash - end of period                                         $   577             $  669
                                                              ------             ------
Cash paid for:
    Interest                                                 $   895             $  509
                                                              ------             ------
    Income taxes                                             $ 1,034             $  813
                                                              ------             ------


                                      See accompanying notes.

DMI FURNITURE, INC.

                     Notes to Consolidated Financial Statements

(1)  Financial Statements and Organization

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at February 27, 1999 and for the three and six months ended February 27, 1999 and February 28, 1998 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

     The specific useful lives of property, plant, and equipment are as follows:

          Building and Leasehold Improvements         8 - 35 yrs.
          Machinery and Equipment                     3 - 13 yrs.


(2)  Income Taxes

     Income tax expense (benefit) consisted of the following (in thousands):

                      Three Months Ended                   Six Months Ended
                    Feb. 27,      Feb. 28,            Feb. 27,         Feb. 28,
                      1999          1998                1999             1998
                     -----          ----                ----             ----
Current              $ 206        $  58                $ 690            $ 509
Deferred                23           11                   77               56
                     ------       -------              -----            -----
Total                $ 229        $  69                $ 767            $ 565
                     ------       -------              -----            -----
                     ------       -------              -----            -----

      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                                     Three Months Ended                    Six Months Ended
                                   Feb. 27,        Feb. 28,            Feb. 27,         Feb. 28,
                                     1999            1998                1999             1998
                                   -------         -------             -------          -------
Tax at 34% statutory rate           $ 205           $   63              $ 689            $ 507
State income taxes                     24                6                 78               58
                                    -----           ------              -----            -----
Income Taxes                        $ 229           $   69              $ 767            $ 565
                                    -----           ------              -----            -----
                                    -----           ------              -----            -----

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


                                               (Thousands except per share amounts)
                                          Three Months Ended                  Six Months Ended
                                       Feb. 27,           Feb. 28,          Feb. 27,       Feb. 28,
                                         1999               1998              1999           1998
                                       -------            -------           -------        -------
Net income                              $  374             $  116            $1,259         $  926
Less: preferred stock dividends              -                (33)                -           (153)
                                        ------              -----            ------         ------
Net income applicable to common stock   $  374             $   83            $1,259         $  773
                                        ------              -----            ------         ------
                                        ------              -----            ------         ------

Average common shares outstanding        3,977              3,165             3,940          3,160
Common stock equivalents-dilutive
  options (and convertible preferred
  stock for Feb. 28, 1998)                 506              2,918               460          2,920
                                        ------              -----            ------         ------
Average shares of common stock
  and equivalents outstanding            4,483              6,083             4,400          6,080
                                        ------              -----            ------         ------
                                        ------              -----            ------         ------
Basic earnings per share                $  .09              $ .03            $  .32         $  .24
(Net income applicable to common stock  ------              -----            ------         ------
  divided by average common shares      ------              -----            ------         ------
  outstanding)

Diluted earnings per share              $  .08              $ .02            $  .29         $  .15
(Net income divided by average shares   ------              -----            ------         ------
  of common stock and equivalents       ------              -----            ------         ------
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

(4)  Inventories

     Inventories were comprised of the following at February 27, 1999 and August 29, 1998:

                                               FEB. 27, 1999              AUG. 29,1998
                                               -------------              ------------
    Finished Products                           $10,705,000                $10,898,000
    Work in Process                                 512,000                    512,000
    Raw Materials                                 5,058,000                  4,886,000
                                               -------------              ------------
                                                $16,275,000                $16,296,000
                                               -------------              ------------
                                               -------------              ------------


(5)  Major customers

     The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company's four largest customers accounted for approximately 45% and 50% of the Company's total sales for the three and six months periods, respectively, ended February 27, 1999. One customer, Sam's Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total sales for the three and six month periods ended February 27, 1999. The loss of one or more of these customers at the same time could have a material adverse effect on the business of the Company. Six customers accounted for approximately 51% of the Company's total sales in fiscal 1998. As of February 27, 1999, one customer accounted for approximately 31% of total accounts receivable, and the Company expects that the account receivable from this particular customer will be collected in the normal course of business.

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue - Net sales for the second quarter of fiscal 1999 ended February 27, 1999 increased approximately $7.5 million, or approximately 58% from the second quarter of fiscal 1998. This increase was primarily the result of increased sales of home office furniture, sales by the Company's Wynwood division, and substantially increased sales to a major customer. This increase was offset somewhat by decreased sales of promotional priced bedroom furniture. Sales of home office furniture increased approximately 170%; and sales of budget priced bedroom furniture decreased approximately 5%. Shipments by the Company's Wynwood division exceeded 10% of total sales for the quarter. This division was not yet shipping during the same quarter of the previous year. Although the Company expects that sales growth for comparable periods in the future is possible, the magnitude of any sales increases for comparable periods in the future will likely be less than the increases being reported for the three and six month periods in this report.

     Net sales for the six months of fiscal 1999 ended February 27, 1999 increased approximately $13 million or approximately 43% from the first six months of fiscal 1998. This increase was primarily the result of increased sales of home office furniture, sales by the Company's Wynwood division, and substantially increased sales to a major customer. This increase was offset somewhat by decreased sales of promotional priced bedroom furniture and commercial office furniture. Sales of home office furniture increased approximately 102%; sales of budget priced bedroom furniture decreased approximately 9%; and sales of commercial office furniture decreased approximately 2%.

Gross Margin - The Company's gross margin in the second quarter of fiscal 1999 was 20.4% compared to 20.6% in the second quarter of fiscal 1998. This slight decrease in gross margin was primarily the result of lower production levels in the Company's manufacturing plants due to reduced demand for the furniture manufactured by those plants, as well as lower margin sales mix than the previous year.

     The Company's gross margin in the first six months of fiscal 1999 was 21.1% compared to 22.4% in the same period of fiscal 1998. This decrease in gross margin was primarily the result of the same reasons mentioned in the previous paragraph.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 1999, S,G&A expense amounted to $3,087,000 or 15.2% of sales compared to $2,238,000 or 17.5% of sales for the second fiscal quarter of 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

     For the first six months of fiscal 1999, S,G&A expense amounted to $6,217,000 or 14.4% of sales compared to $4,808,000 or 15.9% of sales for the same period of fiscal 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

Operating Profit - For the second quarter of fiscal 1999, operating profit was $1,044,000 or 5.1% of sales, compared to $391,000 or 3.1% of sales for the same period of fiscal 1998. This increase was a result of the substantial sales increase, and the lower S,G&A expenses as a percent of sales, offset slightly by the .2% decline in gross profit margin. Although the Company expects that operating profit growth for comparable periods in the future is possible, the magnitude of any operating profit increases for comparable periods in the future will likely be less than the increases being reported for the three and six month periods in this report.

     For the first six months of fiscal 1999, operating profit was $2,920,000 or 6.7% of sales, compared to $1,956,000 or 6.5% of sales for the same period of fiscal 1998. This increase was a result of the substantial sales increase, and the lower S,G&A expenses as a percent of sales, offset somewhat by the decline in gross profit margin.

Interest Expense - For the second quarter of fiscal 1999, net interest was $441,000 compared to $206,000 for the second quarter of fiscal 1998. This increase was primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth, as well as borrowings to redeem the preferred stock in August 1998. Financing the redemption with debt replaced non-tax deductible dividends on the preferred stock with tax deductible interest. (See Note 3) During the first quarter of fiscal 1999, the Company implemented the use of interest rate swaps as a cash flow hedge to effectively fix the interest rate on part of its variable rate debt. As of February 27, 1999, $8 million of the Company's variable rate debt was subject to interest rate swaps.

     For the first six months of fiscal 1999, net interest was $894,000 compared to $465,000 for the same period of fiscal 1998. The reasons for this increase are the same as in the preceding paragraph.

     Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 56 days for the first six months of fiscal 1999 and 53 days for the same period of fiscal 1998. This increase was primarily the result of significant amounts outstanding to a major customer that the Company expects to collect in due course. The Company's average days of inventory on hand averaged 89 days for the first six months of fiscal 1999 compared to 90 days for the same period of fiscal 1998.

Key elements of the Consolidated Statements of Cash Flows:

                                                                         Six Months
                                                              1999                     1998
Net cash provided (used) by operating activities              $(1,490,000)            $2,883,000
Cash used for investing activities                               (178,000)            (1,337,000)
                                                              -----------              ---------
Net cash flows from operating and investing activities         (1,668,000)             1,546,000
Cash provided (used) by financing activities                    1,153,000             (1,389,000)
                                                              -----------              ---------
Net change in cash and cash equivalents                       $  (515,000)            $  157,000
                                                              -----------              ---------
                                                              -----------              ---------


     During the first six months of fiscal 1999, the Company used cash flows for operating activities of $1,490,000 compared to cash flows provided of $2,883,000 the previous year. The comparatively strong operating cash flows in the previous year are primarily due to a large decrease in accounts receivable during the first six months of fiscal 1998 versus the accounts receivable increase in the current year resulting from the significant sales increase, particularly to one major customer. Investing activities required $178,000 during the first six months of fiscal 1999 and $1,337,000 during the first six months of fiscal 1998. The modest amount in the current year was primarily for routine manufacturing plant improvement expenditures, and the significant amount in the previous year was for the building project for the new Wynwood division. Financing activities provided $1,153,000 during the first six months of fiscal 1999 from the revolving line of credit, and financing activities used $1,389,000 during the same period of fiscal 1998 primarily for payments on the revolving line of credit.

     The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $43,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

     The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000 ready. The Company employs IBM AS400 hardware, IBM OS400 operating system, and MAPICS manufacturing and production information control system for the large majority of its system needs, all of which was subject to the above mentioned certifications. The Company has tested this hardware and software and found its Year 2000 readiness to be as certified. The Company has not incurred any material costs in its Year 2000 readiness plans nor does it anticipate any material costs in the future. The Company has received representations or certifications from its largest suppliers representing that they are Year 2000 compliant. In the event that any of the Company's larger suppliers are not Year 2000 compliant, the Company believes that a sufficient number of alternative sources exist to allow the Company to meet its raw material needs. The Company has received representations from customers representing approximately 50% of its annual sales that those customers are Year 2000 compliant. The Company has received representations from its primary depository and lender bank that they are Year 2000 compliant. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings

     The Company is a defendant in various lawsuits arising in the normal course of business, including several environmental matters. The Company presently retains a reserve of approximately $43,000 against potential environmental liabilities. In management's opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of security holders on February 3, 1999 at which security holders; (a) elected five directors of the Company for the ensuing year, and, (b) ratified the appointment of Arthur Andersen LLP as auditors for the 1999 fiscal year.

     Results of the voting in connection with these items were as follows:

ELECTION OF DIRECTORS


                                    FOR        %                 AGAINST   %
Donald D. Dreher                  3,200,267    81                3,055     0
Joseph G. Hill                    3,200,170    81                3,152     0
Joseph L. Ponce                   3,200,267    81                3,055     0
Thomas M. Levine                  3,200,267    81                3,055     0
David M. Martin                   3,200,267    81                3,055     0


RATIFICATION OF ACCOUNTANTS


          FOR     %                 AGAINST   %               ABSTAIN   %
          ---     -                 -------   -               -------   -
    3,200,379     81                 2,683    0               260        0

     There were 3,203,322 shares of Common Stock represented present in person at the meeting constituting 82% of the 3,909,429 shares of Common Stock outstanding, therefore a quorum was present at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   EXHIBITS

          27.  Financial Data Schedule



    (b)   REPORTS ON FORM 8-K

          None.






                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DMI FURNITURE, INC.
                                       (Registrant)


Date:  March 31, 1999                  /s/ JOSEPH G. HILL
                                       --------------------------
                                       Joseph G. Hill
                                       Vice President-Finance,
                                       Chief Financial Officer,
                                             Secretary & Treasurer