Form 10-Q
period 1999-05-29
DMI FURNITURE INC
filed 1999-07-12
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                    For the fiscal quarter ended May 29, 1999
                    -----------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
CLASS - Common Stock, Par Value $.10 per Share
OUTSTANDING AT MAY 29, 1999 - 4,042,636

INDEX


Part I. Financial Information                                                    Page
        Consolidated Balance Sheets - May 29, 1999
            and August 29, 1998                                                  3, 4

        Consolidated Statements of Income - Three and Nine Months
         Ended May 29, 1999 and May 30, 1998                                        5

        Consolidated Statements of Cash Flows - Nine Months Ended
          May 29, 1999 and May 30, 1998                                          6, 7

        Notes to Consolidated Financial Statements                               8-10

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              11-14

Part II. Other Information                                                         15

Index to Exhibits

         27.      Financial Data Schedule                                          16

                          PART I. FINANCIAL INFORMATION
                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                          May 29,        Aug. 29,
ASSETS                                                                     1999            1998
                                                                           ----            ----
Current assets:
  Cash                                                                    $ 1,134        $  1,092
  Accounts receivable - net                                                11,371          10,252
  Inventories (Note 4)                                                     18,047          16,296
  Other current assets                                                        668             341
  Current portion of deferred income taxes (Note 2)                           839             935
                                                                          -------        --------
    Total current assets                                                   32,059          28,916

Property, plant and equipment - at cost (Note 1)                           22,676          22,459
  Less accumulated depreciation                                            11,349          10,522
                                                                          -------        --------
    Net property, plant and equipment                                      11,327          11,937

Other assets                                                                  453             476
                                                                          -------        --------

Total Assets                                                              $43,839         $41,329
                                                                          -------        --------
                                                                          -------        --------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)



                                                                          May 29,        Aug. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999             1998
                                                                          -------        --------
Current liabilities:
  Trade accounts payable                                                   $2,724          $3,521
  Accrued liabilities                                                       2,772           3,128
  Long-term debt due within one year                                        1,513           1,524
                                                                          -------        --------
    Total current liabilities                                               7,009           8,173

Long-term liabilities:
  Long-term debt                                                           23,250          21,393
  Accrued pension costs                                                       697             807
  Deferred compensation                                                       250             273
  Deferred income taxes (Note 2)                                              426             426
                                                                          -------        --------
                                                                           24,623          22,899

Stockholders' equity:
  Common stock                                                                404             389
  Additional paid-in capital                                               16,551          16,183
  Retained deficit                                                         (4,485)         (6,052)
  Minimum pension liability                                                  (263)           (263)
                                                                          -------        --------
    Total stockholders' equity                                             12,207          10,257
                                                                          -------        --------
Total liabilities and stockholders' equity                                $43,839         $41,329
                                                                          -------        --------
                                                                          -------        --------

                             See accompanying notes.

                               DMI FURNITURE, INC.
                              STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                                     THREE MONTHS ENDED                                NINE  MONTHS ENDED
                                                     ------------------                                ------------------
                                                 May 29,              May 30,                    May 29,               May 30,
                                                    1999                 1998                       1999                 1998
                                                 -------              -------                    -------              --------
Net sales                                        $18,950              $16,008                    $62,240              $46,232

Cost of sales                                     15,035               12,251                     49,188               35,711
                                                 -------              -------                    -------              --------
Gross profit                                       3,915                3,757                     13,052               10,521

Selling, general and
  administrative expenses                          3,006                2,627                      9,223                7,435
                                                 -------              -------                    -------              --------
Operating profit                                     909                1,130                      3,829                3,086

Interest expense (net)                              (411)                (246)                    (1,305)                (711)
                                                 -------              -------                    -------              --------
Income before income taxes                           498                  884                      2,524                2,375

Provision for income taxes (Note 2)                 (189)                (335)                      (956)                (900)
                                                 -------              -------                    -------              --------
Net income                                          $309                 $549                     $1,568               $1,475
                                                 -------              -------                    -------              --------
Net income applicable to common stock               $309                 $442                     $1,568               $1,215
                                                 -------              -------                    -------              --------

Earnings per common share (Note 3):

                Basic                              $0.08                $0.14                      $0.39                $0.38
                                                 -------              -------                    -------              --------
                                                 -------              -------                    -------              --------
                Diluted                            $0.07                $0.09                      $0.36                $0.24
                                                 -------              -------                    -------              --------
                                                 -------              -------                    -------              --------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                               May 29,            May 30,
                                                                                                  1999               1998
                                                                                                  ----               ----
Cash flows from operating activities:
  Net income                                                                                    $1,568             $1,475
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                                                                  933                845
    Deferred income taxes (Note 2)                                                                  96                 90
    Pension costs                                                                                 (110)              (160)
    Deferred compensation                                                                          (23)               (29)
    Changes in assets and liabilities:
      Accounts receivable                                                                       (1,119)               (98)
      Inventories                                                                               (1,751)            (2,195)
      Other assets                                                                                (304)              (189)
      Trade accounts payable                                                                      (797)                70
      Accrued liabilities                                                                         (356)              (355)
                                                                                                 -----              -----

     Total adjustments                                                                          (3,431)            (2,021)
                                                                                               -------            -------

     Net cash used by
      operating activities                                                                      (1,863)              (546)
                                                                                               -------              -----

Cash flows (used) by
investing activities:
  Capital expenditures                                                                            (323)            (1,908)
                                                                                                 -----            -------

    Cash used by investing
      activities                                                                                  (323)            (1,908)
                                                                                                 -----            -------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                                  Nine Months Ended
                                                                                               May 29,            May 30,
                                                                                                  1999               1998
                                                                                                  ----               ----
Cash flows provided (used) by financing activities:
  Borrowings from line of credit                                                                24,117             18,230
  Payments on line of credit                                                                   (21,250)           (15,778)
  Additions to long term debt                                                                        -              1,490
  Payments on long term debt                                                                    (1,021)              (746)
  Restricted cash                                                                                    -               (539)
  Proceeds from stock options exercised                                                            382                  5
  Dividends                                                                                         -                (200)
                                                                                               -------            -------
    Cash provided by financing activities                                                        2,228              2,462


Increase  in cash                                                                                   42                  8

Cash - beginning of period                                                                       1,092                512
                                                                                               -------            -------

Cash - end of period                                                                           $ 1,134               $520
                                                                                               -------            -------


Cash paid for:
  Interest                                                                                     $ 1,284               $682
                                                                                               -------            -------

  Income taxes                                                                                 $ 1,218             $1,063
                                                                                               -------            -------


                             See accompanying notes.

DMI FURNITURE, INC.

                   Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

         The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at May 29, 1999 and for the three and nine months ended May 29, 1999 and May 30, 1998 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

         The specific useful lives of property, plant, and equipment are as follows:

                  Building and Leasehold Improvements    8 - 35 yrs.
                  Machinery and Equipment                3 - 13 yrs.


(2) Income Taxes

         Income tax expense consisted of the following (in thousands):


                   Three Months Ended        Nine Months Ended
                   May 29,      May 30,       May 29,  May 30,
                   1999          1998          1999      1998
                  -----         ----           ----       ----
Current            $170          $301         $860        $810
Deferred             19            34           96          90
                 ------       -------         ----     -------
Total              $189          $335         $956        $900
                 ------       -------         ----        ----
                 ------       -------         ----        ----

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                                Three Months Ended         Nine Months Ended
                                 May 29,  May 30,         May 29,       May 30,
                                  1999      1998            1999          1998
                                  ----     -----            ----          ----
Tax at 34% statutory rate         $168      $301            $858          $808
State income taxes                  21        34              98            92
                                  ----      ----            ----          ----
Income Taxes                      $189      $335            $956          $900
                                  ----      ----            ----          ----
                                  ----      ----            ----          ----


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


                                                  (Thousands except per share amounts)
                                                Three Months Ended       Nine Months Ended
                                              May 29,        May 30,    May 29      May 30,
                                                 1999          1998       1999        1998
                                                 ----          ----       ----        ----
Net income                                       $309          $549      $1,568      $1,475
Less: preferred stock dividends                     -          (107)          -        (260)
                                                -----         -----      ------      -------
Net income applicable to common stock            $309          $442      $1,568       1,215
                                                -----         -----      ------      -------
                                                -----         -----      ------      -------

Average common shares outstanding               4,041         3,167       3,973       3,163
Common stock equivalents-dilutive
  options (and convertible preferred
  stock  for May 301998)                          390         3,004         437       2,947
                                                -----         -----      ------      -------
Average shares of common stock
  and equivalents outstanding                   4,431         6,171       4,410       6,110
                                                -----         -----      ------      -------
                                                -----         -----      ------      -------

Basic earnings per share                         $.08          $.14        $.39        $.38
                                                -----         -----      ------      -------
                                                -----         -----      ------      -------

(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share                       $.07          $.09        $.36        $.24
                                                -----         -----      ------      -------
                                                -----         -----      ------      -------

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


(4) Inventories

         Inventories were comprised of the following at February 27, 1999 and August 29, 1998:


                                                 May 29, 1999              Aug. 29,1998
                                                 ------------              ------------
    Finished Products                             $11,913,000               $10,898,000
    Work in Process                                   512,000                   512,000
    Raw Materials                                   5,622,000                 4,886,000
                                                  -----------               -----------
                                                  $18,047,000               $16,296,000
                                                  -----------               -----------
                                                  -----------               -----------


(5) Major customers

         The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company's four largest customers accounted for approximately 39% and 47% of the Company's total sales for the three and nine months periods, respectively, ended May 29, 1999. One customer, Sam's Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total sales for the three and nine month periods ended May 29, 1999. The loss of one or more of these customers at the same time could have a material adverse effect on the business of the Company. Six customers accounted for approximately 51% of the Company's total sales in fiscal 1998. As of May 29, 1999, one customer accounted for approximately 22% of total accounts receivable, and the Company expects that the account receivable from this particular customer will be collected in the normal course of business.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue - Net sales for the third quarter of fiscal 1999 ended May 29, 1999 increased approximately $2.9 million, or approximately 18% from the third quarter of fiscal 1998. This increase was primarily the result of increased sales of home office furniture, promotional bedroom furniture, sales by the Company's Wynwood and Homestyles divisions, and increased sales to a major customer. This increase was offset somewhat by decreased sales of commercial office furniture. Sales of home office furniture increased approximately 9%; sales of promotional bedroom furniture increased approximately 2%; and sales of commercial office furniture decreased by approximately 6%. Shipments by the Company's Wynwood and Homestyles divisions were approximately 15% of total sales for the quarter. These divisions were not yet shipping during the same quarter of the previous year. Although the Company expects that sales growth for comparable periods in the future is possible, the magnitude of any sales increases for comparable periods in the near future will likely be less than the increases being reported for the three and nine month periods in this report.

         Net sales for the nine months of fiscal 1999 ended May 29, 1999 increased approximately $16 million or approximately 35% from the first nine months of fiscal 1998. This increase was primarily the result of increased sales of home office furniture, sales by the Company's Wynwood and Homestyles divisions, and substantially increased sales to a major customer. This increase was offset somewhat by decreased sales of promotional priced bedroom furniture and commercial office furniture. Sales of home office furniture increased approximately 67%; sales of budget priced bedroom furniture decreased approximately 5%; and sales of commercial office furniture decreased approximately 3%.

Gross Margin - The Company's gross margin in the third quarter of fiscal 1999 was 20.7% compared to 23.5% in the third quarter of fiscal 1998. This decrease in gross margin was primarily the result of lower production levels in the Company's manufacturing plants due to reduced demand for the furniture manufactured by those plants, as well as lower margin sales mix than the previous year.

         The Company's gross margin in the first nine months of fiscal 1999 was 21.0% compared to 22.8% in the same period of fiscal 1998. This decrease in gross margin was primarily the result of the same reasons mentioned in the previous paragraph.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 1999, S,G&A expense amounted to $3,006,000 or 15.9% of sales compared to $2,627,000 or 16.4% of sales for the third fiscal quarter of 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

         For the first nine months of fiscal 1999, S,G&A expense amounted to $9,223,000 or 14.8% of sales compared to $7,435,000 or 16.1% of sales for the same period of fiscal 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

Operating Profit - For the third quarter of fiscal 1999, operating profit was $909,000 or 4.8% of sales, compared to $1,130,000 or 7.1% of sales for the same period of fiscal 1998. This decrease was the result of the decline in gross profit margin, as a result of the reasons mentioned above.

          For the first nine months of fiscal 1999, operating profit was $3,829,000 or 6.2% of sales, compared to $3,086,000 or 6.7% of sales for the same period of fiscal 1998. This increase was a result of the substantial sales increase, and the lower S,G&A expenses as a percent of sales, offset somewhat by the decline in gross profit margin.

Interest Expense - For the third quarter of fiscal 1999, net interest was $411,000 compared to $246,000 for the third quarter of fiscal 1998. This increase was primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth, as well as borrowings to redeem the preferred stock in August 1998. Financing the redemption with debt replaced non-tax deductible dividends on the preferred stock with tax deductible interest. (See Note 3) During the first quarter of fiscal 1999, the Company implemented the use of interest rate swaps as a cash flow hedge to effectively fix the interest rate on part of its variable rate debt. As of May 29, 1999, $8 million of the Company's variable rate debt was subject to interest rate swaps.

         For the first nine months of fiscal 1999, net interest was $1,305,000 compared to $711,000 for the same period of fiscal 1998. The reasons for this increase are the same as in the preceding paragraph.

         Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 56 days for the first nine months of fiscal 1999 and 54 days for the same period of fiscal 1998. This increase was primarily the result of significant amounts outstanding to a major customer that the Company expects to collect in due course. The Company's average days of inventory on hand averaged 92 days for the first nine months of fiscal 1999 compared to 94 days for the same period of fiscal 1998.


Key elements of the Consolidated Statements of Cash Flows:

                                                                         Nine Months
                                                                1999                      1998
                                                                ----                      ----
Net cash used by operating activities                       $(1,863,000)             $ (546,000)
Cash used for investing activities                             (323,000)             (1,908,000)
                                                              ---------               ---------
Net cash flows from operating and investing activities       (2,186,000)             (2,454,000)
Cash provided by financing activities                         2,228,000               2,462,000
                                                              ---------               ---------
Net change in cash and cash equivalents                     $    42,000              $    8,000
                                                              ---------               ---------
                                                              ---------               ---------

         During the first nine months of fiscal 1999, the Company used cash flows for operating activities of $1,863,000 compared to cash flows used of $546,000 the previous year. The increase in cash flows used was primarily to finance the accounts receivable and inventories to support the Company's substantial sales growth and expansion. Investing activities required $323,000 during the first nine months of fiscal 1999 and $1,908,000 during the first nine months of fiscal 1998. The modest amount in the current year was primarily for routine manufacturing plant improvement expenditures, and the significant amount in the previous year was for the building project for the new Wynwood division. Financing activities provided $2,228,000 during the first nine months of fiscal 1999 from the revolving line of credit, and financing activities provided $2,462,000 during the same period of fiscal 1998 primarily for payments on the revolving line of credit.

         The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $41,000 against potential environmental liabilities. Due to the limited nature of the Company's involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Expenses for the year to date were not material.

         The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

         The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000 ready. The Company employs IBM AS400 hardware, IBM OS400 operating system, and MAPICS manufacturing and production information control system for the large majority of its system needs, all of which was subject to the above mentioned certifications. The Company has tested this hardware and software and found its Year 2000 readiness to be as certified. The Company has determined that its manufacturing machinery and equipment and telecommunications equipment is Year 2000 compliant. The Company has not incurred any material costs in its Year 2000 readiness plans nor does it anticipate any material costs in the future. The Company has received representations or certifications from its largest suppliers representing that they are Year 2000 compliant. In the event that any of the Company's larger suppliers are not Year 2000 compliant, the Company believes that a sufficient number of alternative sources exist to allow the Company to meet its raw material needs. The Company has received representations from customers representing approximately 50% of its annual sales that those customers are Year 2000 compliant. These customers are also referenced in Note 5 as representing 51% of the Company's sales for fiscal 1998. A majority of the customers that utilize electronic data interchange to transact business with the Company have represented that they are or will be Year 2000 compliant. The Company has received representations from its primary depository and lender bank that they are Year 2000 compliant. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings

         The Company is a defendant in various lawsuits arising in the normal course of business, including several environmental matters. The Company presently retains a reserve of approximately $41,000 against potential environmental liabilities. In management's opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.


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



                                     DMI FURNITURE, INC.
                                     (Registrant)


Date:  July 12, 1999                  /s/Joseph G. Hill
                                      --------------------------
                                      Joseph G. Hill
                                      Vice President-Finance,
                                      Chief Financial Officer,
                                      Secretary & Treasurer