Form 10-Q/A
period 1998-11-28
DMI FURNITURE INC
filed 1999-08-31
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


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


      Registrant's telephone number with area code: (502) 426-4351 Ext.227
                                                    -------------- -------

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
Class - Common Stock, Par Value $.10 per Share
-----
Outstanding at November 28, 1998 - 3,909,429
--------------------------------

INDEX

                                                                                        Page
                                                                                        ----
Part I. Financial Information

        Consolidated Balance Sheets - November 28, 1998
          and August 29, 1998                                                            3,4

        Consolidated Statements of Operations - Three Months
          Ended November 28, 1998 and November 29, 1997                                    5

        Consolidated Statements of Cash Flows - Three Months Ended
          November 28, 1998 and August 29, 1998                                          6,7

        Notes to Consolidated Financial Statements                                      8-11

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    12-14

Part II. Other Information                                                             15-16

Index to Exhibits

          27.      Financial Data Schedule                                                17



          The Company has restated its results for the quarter ending November 28, 1998 resulting from a change in accounting for inventory cutoff for this period. See Note 6.

                         PART I. FINANCIAL INFORMATION
                              DMI FURNITURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                              Nov. 28,     Aug. 29,
ASSETS                                                            1998         1998
------                                                            ----         ----
Current assets:
  Cash                                                         $   701      $ 1,092
  Accounts receivable - net                                     15,161       10,252
  Inventories (Note 4)                                          16,817       16,296
  Other current assets                                             421          341
  Current portion of deferred income taxes (Note 2)                881          935
                                                               -------      -------
    Total current assets                                        33,981       28,916

Property, plant and equipment - at cost (Note 1)                22,534       22,459
  Less accumulated depreciation                                 10,839       10,522
                                                               -------      -------
    Net property, plant and equipment                           11,695       11,937

Other assets                                                       465          476
                                                               -------      -------

Total assets                                                   $46,141      $41,329
                                                               -------      -------
                                                               -------      -------


                             See accompanying notes.

                              DMI FURNITURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                            (Amounts in thousands)

                                                              Nov. 28,     Aug. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1998         1998
------------------------------------                              ----         ----
Current liabilities:
  Trade accounts payable                                       $ 4,096      $ 3,521
  Accrued liabilities                                            3,803        3,128
  Long-term debt due within one year                             1,517        1,524
                                                               -------      -------
    Total current liabilities                                    9,416        8,173

Long-term liabilities:
  Long-term debt                                                24,156       21,393
  Accrued pension costs                                            771          807
  Deferred compensation                                            265          273
  Deferred income taxes (Note 2)                                   426          426
                                                               -------      -------
                                                                25,618       22,899

Stockholders' equity:
  Common stock                                                     391          389
  Additional paid-in capital                                    16,226       16,183
  Retained deficit                                              (5,247)      (6,052)
  Minimum pension liability                                       (263)        (263)
                                                               -------      -------
    Total stockholders' equity                                  11,107       10,257
                                                               -------      -------

Total liabilities and stockholders' equity                     $46,141      $41,329
                                                               -------      -------
                                                               -------      -------


                             See accompanying notes.

                              DMI FURNITURE, INC.
                             STATEMENTS OF INCOME
                            (Amounts in thousands)
                                  (Unaudited)


                                                               THREE MONTHS ENDED
                                                              Nov. 28,     Nov. 29,
                                                                  1998         1997
                                                                  ----         ----
Net sales                                                      $23,003      $17,439

Cost of sales                                                   18,275       13,304
                                                               -------      -------

Gross profit                                                     4,728        4,135

Selling, general and administrative expenses                     2,982        2,570
                                                               -------      -------

Operating profit                                                 1,746        1,565

Interest expense (net)                                            (453)        (259)
                                                               -------      -------

Income before income taxes                                       1,293        1,306

Provision for income taxes (Note 2)                               (488)        (496)
                                                               -------      -------

Net income                                                     $   805      $   810
                                                               -------      -------
                                                               -------      -------

Net income applicable to common stock                          $   805      $   690
                                                               -------      -------
                                                               -------      -------

Earnings per common share (Note 3):

    Basic                                                      $  0.21      $  0.22
                                                               -------      -------
                                                               -------      -------

    Diluted                                                    $  0.19      $  0.13
                                                               -------      -------
                                                               -------      -------


                             See accompanying notes.

                              DMI FURNITURE, INC.
                           STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                               THREE MONTHS ENDED
                                                              Nov. 28,     Nov. 29,
                                                                  1998         1997
                                                                  ----         ----
Cash flows from operating activities:
  Net income                                                   $   805      $   810
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                  317          304
    Deferred income taxes (Note 2)                                  54           45
    Pension costs                                                  (36)         (93)
    Deferred compensation                                           (8)         (11)
    Changes in assets and liabilities:
      Accounts receivable                                       (4,909)      (2,500)
      Inventories                                                 (521)         290
      Other assets                                                 (69)          (5)
      Trade accounts payable                                       575            5
      Accrued liabilities                                          711          382
                                                               -------      -------

      Total adjustments                                         (3,886)      (1,583)
                                                               -------      -------

      Net cash used by operating activities                     (3,081)        (773)
                                                               -------      -------

Cash flows (used) by investing activities:
  Capital expenditures                                             (75)        (854)
                                                               -------      -------

  Cash used by investing activities                                (75)        (854)
                                                               -------      -------


                             See accompanying notes.

                              DMI FURNITURE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Continued)
                            (Amounts in thousands)
                                  (Unaudited)


                                                               THREE MONTHS ENDED
                                                              Nov. 28,     Nov. 29,
                                                                  1998         1997
                                                                  ----         ----
Cash flows provided (used) by financing activities:
  Borrowings from line of credit                               $10,517      $ 6,650
  Payments on line of credit                                    (7,500)      (4,650)
  Payments on long term debt                                      (261)        (395)
  Proceeds from stock options exercised                              9           34
  Dividends                                                          0         (211)
                                                               -------      -------
    Cash provided by financing activities                        2,765        1,428

Decrease in cash                                                  (391)        (199)

Cash - beginning of period                                       1,092          512
                                                               -------      -------

Cash - end of period                                           $   701      $   313
                                                               -------      -------


Cash paid for:
  Interest                                                     $   408      $   234
                                                               -------      -------

  Income taxes                                                 $   224      $   300
                                                               -------      -------


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

         The specific useful lives of property, plant, and equipment are as follows:

                  Building and Leasehold Improvements  8 - 35 yrs.
                  Machinery and Equipment              3 - 13 yrs.

(2) Income Taxes

         Income tax expense (benefit) consisted of the following (in thousands):

                      Three Months Ended
                    Nov. 28,      Nov. 29,
                       1998          1997
                       ----          ----
Current                $434          $451
Deferred                 54            45
                       ----          ----
Total                  $488          $496
                       ----          ----
                       ----          ----

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                      Three Months Ended
                                   Nov. 28,      Nov. 29,
                                      1998          1997
                                      ----          ----
Tax at 34% statutory rate             $440          $444
State income taxes                      48            52
                                      ----          ----
Income Taxes                          $488          $496
                                      ----          ----
                                      ----          ----

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

                                           (Thousands except per share amounts)
                                                  Three Months Ended
                                                   Nov. 28,  Nov. 29,
                                                      1998      1997
                                                      ----      ----
Net income                                         $   805   $   810
Less: preferred stock dividends                       --        (120)
                                                   -------   -------
Net income applicable to common stock              $   805   $   690
                                                   -------   -------
                                                   -------   -------

Average common shares outstanding                    3,902     3,156
Common stock equivalents-dilutive
  options (and convertible preferred
  stock for Nov. 29, 1997)                             414     2,921
                                                   -------   -------
Average shares of common stock
  and equivalents outstanding                        4,316     6,077
                                                   -------   -------
                                                   -------   -------

Basic earnings per share                           $   .21   $   .22
                                                   -------   -------
                                                   -------   -------
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share                         $   .19   $   .13
                                                   -------   -------
                                                   -------   -------
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


(4) Inventories

         Inventories were comprised of the following at November 28, 1998 and August 29, 1998:

                                                Nov. 28, 1998            Aug. 29, 1998
                                                -------------            -------------
    Finished Products                             $11,115,000              $10,898,000
    Work in Process                                   502,000                  512,000
    Raw Materials                                   5,200,000                4,886,000
                                                  -----------              -----------
                                                  $16,817,000              $16,296,000
                                                  -----------              -----------
                                                  -----------              -----------

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

(6) Subsequent event

         The financial statements and footnote disclosures as of and for the three month period ended November 28, 1998 have been restated for a reduction in inventory resulting from a change in accounting for inventory cutoff during this period. This had the effect of reducing reported net income by approximately $80,000 and basic and diluted earnings per share by $.02. Such restatement had an immaterial effect on the Company's financial position and had no effect on cash flow.

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

Gross Margin - The Company's gross margin in the first quarter of fiscal 1999 was 20.6% compared to 23.7% in the first quarter of fiscal 1998. This decrease in gross margin was primarily the result of lower production levels and gross margins associated with the promotional bedroom furniture line due to reduced demand, as well as lower margin sales mix than the previous year.

Selling, General and Administrative (S,G&A) Expense - For the first quarter of fiscal 1999, S,G&A expense amounted to $2,982,000 or 13.0% of sales compared to $2,570,000 or 14.7% of sales for the first fiscal quarter of 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

Operating Profit - For the first quarter of fiscal 1999, operating profit was $1,746,000 or 7.6% of sales, compared to $1,565,000 or 9.0% of sales for the first quarter of fiscal 1998. This decrease was a result of the reasons mentioned above for the change in gross margin, offset somewhat by the lower selling, general and administrative expense as a percent of sales.

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

         Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 59 days for the first quarter of fiscal 1999 and 56 days for the quarter of fiscal 1998. This increase was the result of past due amounts that the Company believes will be received after the customer concludes its internal research. (Subsequent to November 28, 1998, a majority of these past due amounts were received by the Company) The Company's average days of inventory on hand averaged 91 days for the first quarter of fiscal 1999 compared to 85 days for the first quarter of fiscal 1998. This increase is primarily the result of increased finished goods for new commercial office groups and the Wynwood division.

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

         During the first three months of fiscal 1999, the Company used cash flows for operating activities of $3,081,000 compared to cash flows used of $773,000 for the three month period in fiscal 1998. The operating cash flows used in the current year are higher than funds used the previous year primarily due to the accounts receivable and inventory increases necessary to support the significantly higher sales level in fiscal 1999. Investing activities used approximately $75,000 during the first quarter of fiscal 1999 for routine capital expenditures, and investing activities required $854,000 during the first three months of fiscal 1998 primarily to continue construction of the new 100,000 square foot facility in Huntingburg, Indiana for the new Wynwood division. Financing activities provided $2,765,000 and $1,428,000 during the first three months of fiscal 1999 and fiscal 1998 respectively, which came primarily from borrowings on the revolving line of credit.

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



                                               DMI FURNITURE, INC.
                                               (Registrant)


Date:  August 31, 1999                         /s/ Joseph G. Hill
                                               --------------------------
                                               Joseph G. Hill
                                               Vice President-Finance,
                                               Chief Financial Officer,
                                               Secretary & Treasurer