Form 10-Q/A
period 1999-02-27
DMI FURNITURE INC
filed 1999-08-31
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the fiscal quarter ended February 27, 1999

                          Commission File Number 0-4173

                               DMI FURNITURE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                            41-0678467
       -----------------------               ------------------------
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

INDEX

                                                                                   Page
                                                                                   ----
Part I. Financial Information

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

                  The Company has restated its results for the three and six months ending February 27, 1999 resulting from a change in accounting for inventory cutoff for these periods. See Note 6.

                          PART I. FINANCIAL INFORMATION
                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                           Feb. 27,        Aug. 29,
ASSETS                                                         1999            1998
------                                                         ----            ----
Current assets:
  Cash                                                         $577          $1,092
  Accounts receivable - net                                  12,719          10,252
  Inventories (Note 4)                                       15,811          16,296
  Other current assets                                          426             341
  Current portion of deferred income taxes (Note 2)             858             935
                                                           --------         -------
    Total current assets                                     30,391          28,916

Property, plant and equipment - at cost (Note 1)             22,634          22,459
  Less accumulated depreciation                              11,152          10,522
                                                           --------         -------
    Net property, plant and equipment                        11,482          11,937

Other assets                                                    459             476
                                                           --------         -------

Total Assets                                                $42,332         $41,329
                                                           --------         -------
                                                           --------         -------

                             See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)


                                                           Feb. 27,        Aug. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1999            1998
------------------------------------                           ----            ----
Current liabilities:
  Trade accounts payable                                     $2,975          $3,521
  Accrued liabilities                                         2,222           3,128
  Long-term debt due within one year                          1,515           1,524
                                                           --------        --------
    Total current liabilities                                 6,712           8,173

Long-term liabilities:
  Long-term debt                                             22,477          21,393
  Accrued pension costs                                         735             807
  Deferred compensation                                         258             273
  Deferred income taxes (Note 2)                                426             426
                                                           --------        --------
                                                             23,896          22,899

Stockholders' equity:
  Common stock                                                  402             389
  Additional paid-in capital                                 16,513          16,183
  Retained deficit                                           (4,928)         (6,052)
  Minimum pension liability                                    (263)           (263)
                                                           --------        --------
    Total stockholders' equity                               11,724          10,257
                                                           --------        --------

Total liabilities and stockholders' equity                  $42,332         $41,329
                                                           --------        --------
                                                           --------        --------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                              STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                               THREE MONTHS ENDED              SIX  MONTHS ENDED
                                            Feb. 27,        Feb. 28,        Feb. 27,        Feb. 28,
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
Net sales                                    $20,287         $12,785         $43,290         $30,224

Cost of sales                                 16,342          10,156          34,617          23,460
                                             -------         -------         -------         -------

Gross profit                                   3,945           2,629           8,673           6,764

Selling, general and
  administrative expenses                      2,988           2,238           5,970           4,808
                                             -------         -------         -------         -------

Operating profit                                 957             391           2,703           1,956

Interest expense (net)                          (441)           (206)           (894)           (465)
                                             -------         -------         -------         -------

Income before income taxes                       516             185           1,809           1,491

Provision for income taxes (Note 2)             (196)            (69)           (684)           (565)
                                             -------         -------         -------         -------

Net income                                      $320            $116          $1,125            $926
                                             -------         -------         -------         -------
                                             -------         -------         -------         -------

Net income applicable to common stock           $320             $83          $1,125            $773
                                             -------         -------         -------         -------
                                             -------         -------         -------         -------

Earnings per common share (Note 3):

                Basic                          $0.08           $0.03           $0.29           $0.24
                                             -------         -------         -------         -------
                                             -------         -------         -------         -------

                Diluted                        $0.07           $0.02           $0.26           $0.15
                                             -------         -------         -------         -------
                                             -------         -------         -------         -------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                           Feb. 27,        Feb. 28,
                                                               1999            1998
                                                               ----            ----
Cash flows from operating activities:
  Net income                                                 $1,125            $926
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                               633             536
    Deferred income taxes (Note 2)                               77              56
    Pension costs                                               (72)           (126)
    Deferred compensation                                       (15)            (21)
    Changes in assets and liabilities:
      Accounts receivable                                    (2,467)          1,467
      Inventories                                               485             518
      Other assets                                              (69)            (25)
      Trade accounts payable                                   (546)            414
      Accrued liabilities                                      (641)           (862)
                                                             -------         -------

      Total adjustments                                      (2,615)          1,957
                                                             -------         -------

      Net cash provided (used) by
       operating activities                                  (1,490)          2,883
                                                             -------         -------

Cash flows (used) by investing activities:
  Capital expenditures                                         (178)         (1,337)
                                                             -------         -------

    Cash used by investing
      activities                                               (178)         (1,337)
                                                             -------         -------

                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)



                                                               Six Months Ended
                                                           Feb. 27,        Feb. 28,
                                                               1999            1998
                                                               ----            ----
Cash flows provided (used) by financing activities:
  Borrowings from line of credit                             17,267          10,150
  Payments on line of credit                                (15,550)        (11,504)
  Additions to long term debt                                     -           1,016
  Payments on long term debt                                   (642)           (577)
  Restricted cash                                                 -            (375)
  Proceeds from stock options exercised                          78               1
  Dividends                                                       -            (100)
                                                            -------         -------
    Cash provided (used) by financing activities              1,153          (1,389)


Decrease in cash                                               (515)            157

Cash - beginning of period                                    1,092             512
                                                            -------         -------

Cash - end of period                                           $577            $669
                                                            -------         -------
                                                            -------         -------

Cash paid for:
  Interest                                                     $895            $509
                                                            -------         -------
                                                            -------         -------

  Income taxes                                               $1,034            $813
                                                            -------         -------
                                                            -------         -------


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

         The specific useful lives of property, plant, and equipment are as follows:

              Building and Leasehold Improvements         8 - 35 yrs.
              Machinery and Equipment                     3 - 13 yrs.


(2) Income Taxes

         Income tax expense (benefit) consisted of the following (in thousands):

                Three Months Ended           Six Months Ended
               Feb. 27,    Feb. 28,        Feb. 27,    Feb. 28,
                   1999        1998            1999        1998
                   ----        ----            ----        ----
Current            $173        $ 58            $607        $509
Deferred             23          11              77          56
                   ----        ----            ----        ----
Total              $196        $ 69            $684        $565
                   ----        ----            ----        ----
                   ----        ----            ----        ----

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                     Three Months Ended                     Six Months Ended
                                 Feb. 27,         Feb. 28,             Feb. 27,         Feb. 28,
                                     1999            1998                 1999              1998
                                     ----            ----                 ----              ----
Tax at 34% statutory rate            $175             $ 63                 $615             $507
State income taxes                     21                6                   69               58
                                     ----             ----                 ----             ----
Income Taxes                         $196             $ 69                 $684             $565
                                     ----             ----                 ----             ----
                                     ----             ----                 ----             ----

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

                                                         (Thousands except per share amounts)
                                             Three Months Ended                  Six Months Ended
                                           Feb. 27,        Feb. 28,          Feb. 27,         Feb. 28,
                                              1999            1998               1999             1998
                                              ----            ----               ----             ----
Net income                                    $320            $116             $1,125             $926
Less: preferred stock dividends                 --             (33)                --             (153)
                                           -------         -------            -------          -------
Net income applicable to common stock         $320             $83             $1,125             $773
                                           -------         -------            -------          -------
                                           -------         -------            -------          -------

Average common shares outstanding            3,977           3,165              3,940            3,160
Common stock equivalents-dilutive
  options (and convertible preferred
  stock for Feb. 28, 1998)                     506           2,918                460            2,920
                                           -------         -------            -------          -------
Average shares of common stock
  and equivalents outstanding                4,483           6,083              4,400            6,080
                                           -------         -------            -------          -------
                                           -------         -------            -------          -------

Basic earnings per share                      $.08            $.03               $.29             $.24
(Net income applicable to common stock     -------         -------            -------          -------
  divided by average common shares         -------         -------            -------          -------
  outstanding)
Diluted earnings per share                    $.07            $.02               $.26             $.15
(Net income divided by average shares      -------         -------            -------          -------
  of common stock and equivalents          -------         -------            -------          -------
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

(4) Inventories

         Inventories were comprised of the following at February 27, 1999 and August 29, 1998:

                                            Feb. 27, 1999              Aug. 29,1998
                                            -------------              ------------
    Finished Products                         $10,241,000               $10,898,000
    Work in Process                               512,000                   512,000
    Raw Materials                               5,058,000                 4,886,000
                                              -----------               -----------
                                              $15,811,000               $16,296,000
                                              -----------               -----------
                                              -----------               -----------

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

(6) Subsequent event

         The financial statements and footnote disclosures as of February 27, 1999 and for the three and six month periods then ended have been restated for a reduction in inventory resulting from a change in accounting for inventory cutoff during this period. This had the effect of reducing reported net income by approximately $54,000 and $134,000 for the three months and six months ended February 27, 1999 and basic and diluted earnings per share by $.01 and $.03, respectively. Such restatement had an immaterial effect on the Company's financial position and had no effect on cash flow.

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

Gross Margin - The Company's gross margin in the second quarter of fiscal 1999 was 19.4% compared to 20.6% in the second quarter of fiscal 1998. This slight decrease in gross margin was primarily the result of lower production levels in the Company's manufacturing plants due to reduced demand for the furniture manufactured by those plants, as well as lower margin sales mix than the previous year.

         The Company's gross margin in the first six months of fiscal 1999 was 20.0% compared to 22.4% in the same period of fiscal 1998. This decrease in gross margin was primarily the result of the same reasons mentioned in the previous paragraph.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 1999, S,G&A expense amounted to $2,988,000 or 14.7% of sales compared to $2,238,000 or 17.5% of sales for the second fiscal quarter of 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

         For the first six months of fiscal 1999, S,G&A expense amounted to $5,970,000 or 13.8% of sales compared to $4,808,000 or 15.9% of sales for the same period of fiscal 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

Operating Profit - For the second quarter of fiscal 1999, operating profit was $957,000 or 4.7% of sales, compared to $391,000 or 3.1% of sales for the same period of fiscal 1998. This increase was a result of the substantial sales increase, and the lower S,G&A expenses as a percent of sales, offset slightly by the .2% decline in gross profit margin. Although the Company expects that operating profit growth for comparable periods in the future is possible, the magnitude of any operating profit increases for comparable periods in the future will likely be less than the increases being reported for the three and six month periods in this report.

          For the first six months of fiscal 1999, operating profit was $2,703,000 or 6.2% of sales, compared to $1,956,000 or 6.5% of sales for the same period of fiscal 1998. This increase was a result of the substantial sales increase, and the lower S,G&A expenses as a percent of sales, offset somewhat by the decline in gross profit margin.

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

Key elements of the Consolidated Statements of Cash Flows:

                                                                        Six Months
                                                                  1999                1998
                                                                  ----                ----
Net cash provided (used) by operating activities              $(1,490,000)        $ 2,883,000
Cash used for investing activities                               (178,000)         (1,337,000)
                                                              -----------         -----------
Net cash flows from operating and investing activities         (1,668,000)          1,546,000
Cash provided (used) by financing activities                    1,153,000          (1,389,000)
                                                              -----------         -----------
Net change in cash and cash equivalents                       $  (515,000)        $   157,000
                                                              -----------         -----------
                                                              -----------         -----------

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

         Results of the voting in connection with these items were as follows:

ELECTION OF DIRECTORS

                          For       %               Against      %
                          ---       --              -------      --
Donald D. Dreher       3,200,267    81                3,055      0
Joseph G. Hill         3,200,170    81                3,152      0
Joseph L. Ponce        3,200,267    81                3,055      0
Thomas M. Levine       3,200,267    81                3,055      0
David M. Martin        3,200,267    81                3,055      0

RATIFICATION OF ACCOUNTANTS

          For     %                 Against   %               Abstain   %
          ---     --                -------   --              -------   --
    3,200,379     81                 2,683    0               260       0

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



                                            DMI FURNITURE, INC.
                                            (Registrant)


Date:  August 31, 1999                              /s/Joseph G. Hill
                                                    --------------------------
                                                       Joseph G. Hill
                                                       Vice President-Finance,
                                                       Chief Financial Officer,
                                                       Secretary & Treasurer