Form 10-Q/A
period 1999-05-29
DMI FURNITURE INC
filed 1999-08-31
CIK 225261

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

INDEX

                                                                                          PAGE

Part I. Financial Information
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


                  The Company has restated its results for the nine months ending May 29, 1999 resulting from a change in accounting for inventory cutoff. See Note 6.

                          PART I. FINANCIAL INFORMATION
                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                             May 29,         Aug. 29,
ASSETS                                                        1999             1998
                                                             -------         --------
Current assets:
  Cash                                                       $ 1,134          $ 1,092
  Accounts receivable - net                                   11,371           10,252
  Inventories (Note 4)                                        17,583           16,296
  Other current assets                                           668              341
  Current portion of deferred income taxes (Note 2)              839              935
                                                             -------          -------
    Total current assets                                      31,595           28,916

Property, plant and equipment - at cost (Note 1)              22,676           22,459
  Less accumulated depreciation                               11,349           10,522
                                                             -------          -------
    Net property, plant and equipment                         11,327           11,937

Other assets                                                     453              476
                                                             -------          -------

Total Assets                                                 $43,375          $41,329
                                                             -------          -------
                                                             -------          -------




                          See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)


                                                     May 29,           Aug. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1999               1998
                                                     -------           --------
Current liabilities:
  Trade accounts payable                            $  2,724           $  3,521
  Accrued liabilities                                  2,442              3,128
  Long-term debt due within one year                   1,513              1,524
                                                    --------           --------
    Total current liabilities                          6,679              8,173

Long-term liabilities:
  Long-term debt                                      23,250             21,393
  Accrued pension costs                                  697                807
  Deferred compensation                                  250                273
  Deferred income taxes (Note 2)                         426                426
                                                    --------           --------
                                                      24,623             22,899

Stockholders' equity:
  Common stock                                           404                389
  Additional paid-in capital                          16,551             16,183
  Retained deficit                                    (4,619)            (6,052)
  Minimum pension liability                             (263)              (263)
                                                    --------           --------
    Total stockholders' equity                        12,073             10,257
                                                    --------           --------

Total liabilities and stockholders' equity          $ 43,375           $ 41,329
                                                    --------           --------
                                                    --------           --------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                              STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                     THREE MONTHS ENDED                     NINE  MONTHS ENDED
                                                ---------------------------           ----------------------------
                                                 May 29,            May 30,            May 29,            May 30,
                                                  1999               1998               1999               1998
                                                --------           --------           --------           --------

Net sales                                       $ 18,950           $ 16,008           $ 62,240           $ 46,232

Cost of sales                                     15,035             12,251             49,652             35,711
                                                --------           --------           --------           --------
Gross profit                                       3,915              3,757             12,588             10,521

Selling, general and
  administrative expenses                          3,006              2,627              8,976              7,435
                                                --------           --------           --------           --------

Operating profit                                     909              1,130              3,612              3,086

Interest expense (net)                              (411)              (246)            (1,305)              (711)
                                                --------           --------           --------           --------

Income before income taxes                           498                884              2,307              2,375

Provision for income taxes (Note 2)                 (189)              (335)              (873)              (900)
                                                --------           --------           --------           --------

Net income                                      $    309           $    549           $  1,434           $  1,475
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

Net income applicable to common stock           $    309           $    442           $  1,434           $  1,215
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------


Earnings per common share (Note 3):

                               Basic            $   0.08           $   0.14           $   0.36           $   0.38
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

                               Diluted          $   0.07           $   0.09           $   0.33           $   0.24
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                   --------------------------
                                                    May 29,           May 30,
                                                     1999              1998
                                                    -------           -------

Cash flows from operating activities:
  Net income                                        $ 1,434           $ 1,475
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                       933               845
    Deferred income taxes (Note 2)                       96                90
    Pension costs                                      (110)             (160)
    Deferred compensation                               (23)              (29)
    Changes in assets and liabilities:
      Accounts receivable                            (1,119)              (98)
      Inventories                                    (1,287)           (2,195)
      Other assets                                     (304)             (189)
      Trade accounts payable                           (797)               70
      Accrued liabilities                              (686)             (355)
                                                    -------           -------

     Total adjustments                               (3,297)           (2,021)
                                                    -------           -------

     Net cash used by
      operating activities                           (1,863)             (546)
                                                    -------           -------

Cash flows (used) by investing activities:
  Capital expenditures                                 (323)           (1,908)
                                                    -------           -------

    Cash used by investing
      activities                                       (323)           (1,908)
                                                    -------           -------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                             ---------------------------
                                                              May 29,            May 30,
                                                               1999               1998
                                                             --------           --------

Cash flows provided (used) by financing activities:
  Borrowings from line of credit                               24,117             18,230
  Payments on line of credit                                  (21,250)           (15,778)
  Additions to long term debt                                       -              1,490
  Payments on long term debt                                   (1,021)              (746)
  Restricted cash                                                   -               (539)
  Proceeds from stock options exercised                           382                  5
  Dividends                                                         -               (200)
                                                             --------           --------
    Cash provided by financing activities                       2,228              2,462


Increase  in cash                                                  42                  8

Cash - beginning of period                                      1,092                512
                                                             --------           --------

Cash - end of period                                         $  1,134           $    520
                                                             --------           --------
                                                             --------           --------



Cash paid for:
  Interest                                                   $  1,284           $    682
                                                             --------           --------
                                                             --------           --------

  Income taxes                                               $  1,218           $  1,063
                                                             --------           --------
                                                             --------           --------


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

         The specific useful lives of property, plant, and equipment are as follows:

                  Building and Leasehold Improvements         8 - 35 yrs.
                  Machinery and Equipment                     3 - 13 yrs.

(2) Income Taxes

         Income tax expense consisted of the following (in thousands):

                  Three Months Ended           Nine Months Ended
                 -------------------         --------------------
                 May 29,      May 30,        May 29,      May 30,
                  1999         1998           1999         1998
                 -------      -------        -------      -------
Current           $170          $301          $777          $810
Deferred            19            34            96            90
                  ----          ----          ----          ----
Total             $189          $335          $873          $900
                  ----          ----          ----          ----
                  ----          ----          ----          ----

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                  Three Months Ended           Nine Months Ended
                                 ---------------------       ---------------------
                                 May 29,       May 30,       May 29,       May 30,
                                  1999          1998          1999          1998
                                 -------       -------       -------       -------
Tax at 34% statutory rate          $168          $301          $784          $808
State income taxes                   21            34            89            92
                                   ----          ----          ----          ----
Income Taxes                       $189          $335          $873          $900
                                   ----          ----          ----          ----
                                   ----          ----          ----          ----

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

                                                           (Thousands except per share amounts)
                                                     Three Months Ended                 Nine Months Ended
                                                ------------------------          -------------------------
                                                May 29,          May 30,           May 29,          May 30,
                                                  1999            1998              1999             1998
                                                -------         --------           -------          -------
Net income                                      $   309          $   549           $ 1,434          $ 1,475
Less: preferred stock dividends                       -             (107)                -             (260)
                                                -------         --------           -------          -------
Net income applicable to common stock           $   309          $   442           $ 1,434          $ 1,215
                                                -------         --------           -------          -------

Average common shares outstanding                 4,041            3,167             3,973            3,163
Common stock equivalents-dilutive
  options (and convertible preferred
  stock for May 30 1998)                            390            3,004               437            2,947
                                                -------         --------           -------          -------
Average shares of common stock
  and equivalents outstanding                     4,431            6,171             4,410            6,110
                                                -------         --------           -------          -------

Basic earnings per share                        $   .08          $   .14           $   .36          $   .38
                                                -------         --------           -------          -------
                                                -------         --------           -------          -------
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share                      $   .07          $   .09           $   .33          $   .24
                                                -------         --------           -------          -------
                                                -------         --------           -------          -------
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


(4) Inventories

         Inventories were comprised of the following at May 29, 1999 and August 29, 1998:

                               May 29, 1999         Aug. 29,1998
                               ------------         ------------
     Finished Products          $11,449,000          $10,898,000
     Work in Process                512,000              512,000
     Raw Materials                5,622,000            4,886,000
                                -----------          -----------
                                $17,583,000          $16,296,000
                                -----------          -----------
                                -----------          -----------


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


(6) Subsequent event

         The financial statements and footnote disclosures as of May 29, 1999 and for the nine month period then ended have been restated for a reduction in inventory resulting from a change in accounting for inventory cutoff. This had the effect of reducing reported net income by approximately $134,000 for the nine months ended May 29, 1999 and basic and diluted earnings per share by $.03 respectively. Such restatement had an immaterial effect on the Company's financial position and had no effect on cash flow.

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

         The Company's gross margin in the first nine months of fiscal 1999 was 20.2% compared to 22.8% in the same period of fiscal 1998. This decrease in gross margin was primarily the result of the same reasons mentioned in the previous paragraph.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 1999, S,G&A expense amounted to $3,006,000 or 15.9% of sales compared to $2,627,000 or 16.4% of sales for the third fiscal quarter of 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

         For the first nine months of fiscal 1999, S,G&A expense amounted to $8,976,000 or 14.4% of sales compared to $7,435,000 or 16.1% of sales for the same period of fiscal 1998. This decrease as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase.

Operating Profit - For the third quarter of fiscal 1999, operating profit was $909,000 or 4.8% of sales, compared to $1,130,000 or 7.1% of sales for the same period of fiscal 1998. This decrease was the result of the decline in gross profit margin, as a result of the reasons mentioned above.

          For the first nine months of fiscal 1999, operating profit was $3,612,000 or 5.8% of sales, compared to $3,086,000 or 6.7% of sales for the same period of fiscal 1998. This increase was a result of the substantial sales increase, and the lower S,G&A expenses as a percent of sales, offset somewhat by the decline in gross profit margin.

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


Key elements of the Consolidated Statements of Cash Flows:

                                                                             Nine Months
                                                                    1999                  1998
                                                                    ----                  ----
Net cash used by operating activities                           $(1,863,000)          $  (546,000)
Cash used for investing activities                                 (323,000)           (1,908,000)
                                                                -----------           -----------
Net cash flows from operating and investing activities           (2,186,000)           (2,454,000)
Cash provided by financing activities                             2,228,000             2,462,000
                                                                -----------           -----------
Net change in cash and cash equivalents                         $    42,000           $     8,000
                                                                -----------           -----------
                                                                -----------           -----------

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