Form 10-K
period 1999-08-28
DMI FURNITURE INC
filed 1999-11-12
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRED)

For the fiscal year ended August 28, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file number 0-4173

DMI FURNITURE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	41-0678467 (IRS employer ID number)

One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222

(Address of principal executive offices)

Registrant’s telephone number with area code: (502) 426-4351

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.10 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $8,927,000 as of August 28, 1999.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date.

Class Common Stock, Par Value $.10 per Share	Outstanding at August 28, 1999 4,042,636

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on February 15, 2000 are incorporated by reference into Part III.

Part I.

Item 1.  BUSINESS
              Preliminary Note Regarding Forward-Looking Statements
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

(a) General Development of Business.
    --------------------------------

         The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced residential, home office, and commercial office furniture.

(b) Financial Information About Industry Segments.
    ----------------------------------------------

         The Company's continuing operations as shown in its Selected Financial
Data (See Item 6) for the five years ended August 28, 1999, consist of one industry segment -- the manufacture, import, and sale of furniture.

(c) Narrative Description of the Business.
    --------------------------------------

         The Company manufactures, imports, and sells low and medium-priced bedroom furniture, dining furniture, occasional and accent furniture, home office and commercial office furniture, conference tables, and chairs.

         The Company's furniture products are marketed throughout the United
States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 3% of the Company's sales in fiscal 1999. Approximately 10% of the Company's sales are accounted for by sale to wholesale distributors. The Company's sales are made through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains showrooms for furniture markets in High Point, North Carolina. The Company also participates in the annual NeoCon commercial office furniture tradeshow in Chicago, Illinois.

                                       I-1

         The raw materials which are essential to the domestic manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass. There are a number of sources of supply for wood, board products and fabric. Approximately 42% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by processing purchased logs and lumber through the Company's saw mill and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company's existing sources of supply for any of its raw materials became unable to service the Company, the Company believes its furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply. Loss of any one or several sources of supply would not have a material adverse effect on the Company as ample alternative sources exist.

         Approximately 50% of the Company's total sales are of imported product.
The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs.
The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

                  The Company owns or uses the following trademarks in
connection with its furniture products, which trademarks are due to expire on the dates indicated below:

                                                                  Expiration
      Trademark                            Product                   Date
      ---------                            -------                   ----
      TOP GUARD                         All DMI products             2002
      Wood Classics
        Furniture Company               Office Furniture             2006
      Carolina Desk Company             All DMI products             2008
      DMI                               All DMI products             2009
      DMI Furniture, Inc.               All DMI products             2009
      Wood Manor                        All DMI products             2007
      Cyber City Furniture Warehouse    All DMI products             2007
      Carolina Classics Office
        Furniture Company               All DMI products             Pending
      Wynwood                           All DMI products             2009
      Homestyles                        All DMI products             Pending
      Dolly Madison                     All DMI products             Pending

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

                                       I-2

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

         The Company's six largest customers accounted for approximately 49% of the Company's total sales in fiscal 1999. One customer, Sam's Club division of
Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for fiscal 1999. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of August 28, 1999, one customer accounted for approximately 25% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

         The furniture industry is extremely competitive. The Company competes in the national market for low to upper medium-priced furniture. Due to the fragmented nature of the furniture manufacturing industry and the unavailability of complete financial reports for all its competitors, the Company is unable to accurately state its rank in the industry. There are, however, a large number of furniture manufacturers with substantially greater sales and greater economic resources than the Company, a number of which are subsidiaries or divisions of large national companies. The principal methods of competition in the furniture industry are design, pricing, sales force, customer service, and manufacturing location.

         The Company believes it is a leading producer and marketer of popular priced "promotional" bedroom furniture, home office furniture, and wood office furniture.

         The Company employs approximately 443 employees, of whom approximately
189 are covered by collective bargaining contracts. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.

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

                                       I-3

         The Company completed construction during fiscal 1998 of a 100,000 square foot warehouse in Huntingburg, Indiana on its existing property. The main purpose of this new building is warehousing and distribution of the Company's various product lines.

         The Company has announced plans to close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. See Note 12 to the financial statements for additional information.

         All of the Company's properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

         The productive capacity and extent of utilization of each of the
Company's manufacturing facilities for the fiscal year ended August 28, 1999 are set forth in the table below. "Productive capacity" is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

                                          Fiscal 1999
Facility                            Capacity     Production    %Utilized
--------                            --------     ----------    ---------
                                     (dollars in thousands)

Ferdinand, Ind. Plant                $17,942      $11,315            63%
Huntingburg, Ind. 5th St. Plant       19,990       15,059            75%
Huntingburg, Ind. Chestnut
  Street Plant                        20,448       15,479            76%
Huntingburg, Ind. Fabricator           9,105        7,842            86%
Ferdinand, Ind. Sawmill/
  Dimension Plant                      7,349        6,927            94%
                                     -------      -------           ---
                                     $74,834      $56,622            76%
                                     =======      =======           ===

Item 3.  LEGAL PROCEEDINGS.

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

                                                     High Bid       Low Bid
                      Price                           Price          Price
                      -----                           -----          -----
           1st Quarter of 1998                       $  3.25        $  2.63
           2nd Quarter of 1998                       $  3.00        $  2.63
           3rd Quarter of 1998                       $  3.75        $  2.50
           4th Quarter of 1998                       $  3.63        $  2.82
           1st Quarter of 1999                       $  3.75        $  2.06
           2nd Quarter of 1999                       $  4.88        $  3.31
           3rd Quarter of 1999                       $  4.13        $  2.94
           4th Quarter of 1999                       $  3.19        $  2.00

(b)  Approximate Number of Equity Security Holders

         Title of Class- Common Stock, $.10 Par Value

         Approximate Number of Stockholders as of August 28, 1999 - 1,554

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

                                     ITEM 6.
                               DMI FURNITURE, INC.
                             SELECTED FINANCIAL DATA

                                          ----------------------------Fiscal Year Ended-------------------
                                           August 28,   August 29,   August 30,   August 31,  September 2,
                                              1999         1998         1997         1996         1995
                                          -----------   ----------   ----------   ----------  ------------
                                                 (Amounts in thousands except per share amounts)

Net sales                                    $80,373      $64,727      $56,434      $55,563      $67,773

Net income from continuing operations      (5) 1,088        1,975        2,416      (3) 376          804

Diluted earnings per common share          (5) $0.25    (4) $0.07       $0.(3)      $  0.07      $  0.14

Total assets                                 $45,279      $41,329      $35,551      $31,178      $38,512

Long-term debt and capital
 lease obligations                            26,838       22,917       14,857       13,661       21,037

Notes to selected financial data:

Note 1 - This summary should be read in conjunction with the related financial statements and notes.
Note 2 - Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.
Note 3 - Includes plant closing reserve which reduced net income and earnings per common share by approximately $538,000 and $.09 per share respectively.
Note 4 - Includes charge from preferred stock redemption of $1,666,000 which impacted diluted earnings per common share by approximately
         $.40.
Note 5 - Includes plant closing reserve which reduced net income and earnings per common share by approximately $372,000 and $.08 per share respectively.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $26,800,000 credit agreement with Bank One,
Indianapolis, N.A. comprised of a $5,300,000 term loan, a $1,500,000 term loan, and a maximum revolving master note loan commitment of $20,000,000 (outstanding balance $17,250,000 as of August 28, 1999). In addition, through February 28,
2000, to finance seasonal levels of accounts receivable and inventory, the
Company has an additional $3,000,000 commitment under the revolving master loan note. On August 28, 1999, the Company had $2,328,000 additional borrowings available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

         Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, and capital expenditures.
The Company's ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 57 days for fiscal 1999 and 53 days for fiscal 1998. This increase was primarily the result of general soft conditions in the commercial office category. Inventory turnover was 3.7 in fiscal 1999 and 3.5 in fiscal 1998. The
Company believes it will be able to generate enough cash in fiscal 2000 from operations together with available borrowings under its revolving master note to make scheduled payments on its long term debt.

         On August 28, 1998 the Company retired its Series C Preferred Stock. Of the 1,995,050 Series C shares outstanding, 1,557,593 shares were redeemed for
$3.00 per share by the Company as stated in its Certificate of Incorporation, and 437,457 Series C shares were converted into 722,762 common shares at the option of the holders. The redeeming shareholders were paid a final dividend of
$75,319 on the date of redemption. The redemption of the 1,557,593 Series C shares resulted in a $1,666,000 charge to income applicable to common stock because the $3.00 redemption price exceeded the par value of the Series C stock of $2.00, and the Company recognized approximately $109,000 in transaction costs. The redemption was funded through term bank debt and cash. This transaction resulted in a substantial anti-dilutive effect on earnings per common share in future periods.

         Key elements of the Consolidated Statement of Cash Flows (in thousands):

                                                              1999         1998          1997
                                                              ----         ----          ----
Net cash provided (used) by operating activities            $(4,093)      $(1,211)      $    23
Cash used in investing activities                              (385)       (2,233)         (858)
                                                            -------       -------       -------
Net cash flows from operating and investing activities       (4,478)       (3,444)         (835)
Cash provided by financing activities                         4,171         4,025         1,250
                                                            -------       -------       -------
Net change in cash and cash equivalents                     $  (307)      $   581       $   415
                                                            =======       =======       =======

         During fiscal 1999 and fiscal 1998, the Company used cash flows for operations of $4,093,000 and $1,211,000 respectively, primarily to finance finished goods inventories for its new divisions and new commercial office groups as well as to finance increased accounts receivables from substantially increased sales. During fiscal 1997, the Company provided cash flows from operations of $23,000 from net income of $2.4 million offset primarily by funds used to finance inventories of expanding office and home office furniture lines as well as to finance seasonal inventories of wood at the
Sawmill to minimize spot purchase premiums during the fall and winter months. In addition, cash was used to finance accounts receivable resulting from the sales increase during the fourth quarter.

          Cash flows of $385,000 were used for investing activities during fiscal 1999 primarily for plant and equipment modernization expenditures. Cash flows of $2,233,000 were used for investing activities during fiscal 1998 primarily to build the new warehousing and distribution facility as well as to finish a capital project at the Company's sawmill and dimension plant. Investing activities used $858,000 during fiscal 1997 primarily to finance capital expenditures, in particular the building addition at the Dimension Plant to accommodate the lumber yield optimization equipment, to finance the sales automation hardware and software, and to finance ongoing plant modernization.
Funds used for these expenditures were partially offset by $193,000 in proceeds from the sale of certain environmental permits.

         Net cash flows from financing activities of $4,171,000 for fiscal 1999 were used primarily to finance the previously mentioned current assets. Net cash flows from financing activities of $4,025,000 for fiscal 1998 were used to finance the previously mentioned current assets and capital expenditures as well as to retire the Series C Preferred Stock. Financing activities during fiscal
1997 of $1,250,000 were provided primarily by the revolving line of credit.

         The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

         The Company's fiscal 2000 budget for capital expenditures is approximately $547,000. The Company anticipates that its 2000 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures.

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

         The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000

ready. The Company employs IBM AS400 hardware, IBM OS400 operating system, and
MAPICS manufacturing and production information control system for the large majority of its system needs, all of which was subject to the above mentioned certifications. The Company has tested this hardware and software and found its
Year 2000 readiness to be as certified. The Company has determined that its manufacturing machinery and equipment and telecommunications equipment is Year
2000 compliant. The Company has not incurred any material costs in its Year 2000 readiness plans nor does it anticipate any material costs in the future. The
Company has received representations or certifications from its largest suppliers representing that they are Year 2000 compliant. In the event that any of the Company's larger suppliers are not Year 2000 compliant, the Company believes that a sufficient number of alternative sources exist to allow the
Company to meet its raw material needs. The Company has received representations from customers representing approximately 50% of its annual sales that those customers are Year 2000 compliant. These customers are also referenced in Note
11 as representing 51% of the Company's sales for fiscal 1998. A majority of the customers that utilize electronic data interchange to transact business with the
Company have represented that they are or will be Year 2000 compliant. The
Company has received representations from its primary depository and lender bank that they are Year 2000 compliant. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems, that are out of the control of the Company, may occur as a result of the Year 2000 issue and could have a negative impact on the Company's operating results, liquidity, and financial position.

                              RESULTS OF OPERATIONS

         Net sales for fiscal 1999 increased by $15,646,000 or approximately 24%
over fiscal 1998. This increase was primarily volume driven and was the result of increased home office sales and sales by the Company's new Wynwood and
Homestyles divisions. The sales changes were as follows: Home office increased approximately 36%; Wynwood and Homestyles together accounted for approximately
18% of the sales increase; promotional bedroom sales decreased by approximately
8%; and commercial office sales decreased by approximately 5%. Net sales for fiscal 1998 increased by $8,293,000 or approximately 15% over fiscal 1997. This increase was primarily volume driven and was the result of increased home office sales and sales by the Company's new Wynwood division. The sales changes were as follows: Home office, Wynwood, and other residential furniture sales excluding promotional bedroom increased by approximately 65%; promotional bedroom sales decreased by approximately 9%; and commercial office sales were approximately the same as the previous year.

         As a percentage of sales, cost of sales was 80.2% of sales for fiscal
1999, 77.7% of sales for fiscal 1998, and 76.6% of sales for fiscal 1997. The increases in cost of sales as a percentage of sales in fiscal 1999 and fiscal
1998 were primarily a result of lower utilization of the Company's production facilities and a lower margin product sales mix.

         As a percentage of sales, selling, general and administrative expenses were 14.6% of sales for fiscal 1999, 15.9% of sales for fiscal 1998, and 15.3%
of sales for fiscal 1997. The decrease in fiscal 1999 as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase. The slight increase in fiscal 1998 was primarily due to the sales and marketing related expenses of the Company's new
                                      II-5

Wynwood and Homestyles divisions.

         During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing will reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $240,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by company policy, is related to the termination of certain salaried and support staff personnel. Net current assets and liabilites associated with this plant as of August 28, 1999 are immaterial to the financial position of the company. The carrying amount of net long-term assets to be disposed of as of
August 28, 1999 is approximately $500,000 and management's expectations are that such assets shold be disposed of within the next twelve months.

         Net interest expense increased to $1,766,000 in fiscal 1999 from
$1,060,000 in fiscal 1998 primarily due to higher loan balances to support the increased accounts receivable and inventory balances, and to finance the preferred stock retirement. (See Note 5) Net interest expense increased to
$1,060,000 in fiscal 1998 from $1,005,000 in fiscal 1997 primarily due to higher loan balances to support the increased accounts receivable and inventory balances.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. At August 28, 1999, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $189,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at August 28, 1999. The Company has effectively fixed the interest on approximately $8 million of its long term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. The fair market value of these swaps is immaterial. (See Note 1)

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

                                                                   Page
                                                                   ----
Consolidated Financial Statements:
 Report of Independent Public Accountants                           F-1
 Consolidated Balance Sheets as of August 28, 1999 and
  August 29, 1998                                                   F-2, F-3
 Consolidated Statements of Income for the years ended
  August 28, 1999, August 29, 1998 and
  August 30, 1997                                                   F-4
 Consolidated Statements of Stockholders' Equity for
  the years ended August 28, 1999, August 29, 1998,
  and August 30, 1997                                               F-5
 Consolidated Statements of Cash Flows for the years
  ended August 28, 1999, August 29, 1998,
  and August 30, 1997                                               F-6, F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DMI Furniture, Inc.:

We have audited the accompanying consolidated balance sheets of DMI Furniture,
Inc. (a Delaware corporation) and subsidiary as of August 28, 1999 and August
29, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 28, 1999.
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
and subsidiary as of August 28, 1999 and August 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 1999 in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

October 18, 1999
Louisville, Kentucky

                                       F-1

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       August 28, 1999 and August 29, 1998
                             (Amounts in thousands)

ASSETS                                                      1999            1998
------                                                      ----            ----

Current assets:
  Cash                                                      $785          $1,092
  Accounts receivable, less allowance for
   doubtful accounts of $175,000 in 1999
   and $150,000 in 1998 (Note 11)                         12,686          10,252
  Inventories (Note 9)                                    18,905          16,296
  Other current assets                                       471             341
  Current portion of deferred income taxes (Note 8)        1,103             935
                                                         -------         -------
    Total current assets                                  33,950          28,916
                                                         -------         -------

Property, plant and equipment, at cost:
  Land                                                       753             753
  Buildings and improvements                               9,771           9,681
  Machinery and equipment                                 11,247          11,055
  Leasehold improvements                                     979             970
                                                         -------         -------
                                                          22,750          22,459
  Less accumulated depreciation                           11,871          10,522
                                                         -------         -------
    Net property, plant and equipment                     10,879          11,937
                                                         -------         -------

Other assets:
  Intangible pension asset                                   334             332
  Other                                                      116             144
                                                         -------         -------
  Total other assets                                         450             476
                                                         -------         -------

Total Assets                                             $45,279         $41,329
                                                         =======         =======

                             See accompanying notes.
                                       F-2

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       August 28, 1999 and August 29, 1998
                             (Amounts in thousands)
                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                       1999           1998
------------------------------------                       ----           ----

Current liabilities:
  Trade accounts payable                                 $2,527         $3,521
  Accrued liabilities (Note 9)                            2,665          3,128
  Long-term debt due within one year (Note 2)             1,509          1,524
                                                         ------          -----
    Total current liabilities                             6,701          8,173
                                                         ------          -----

Long-term liabilities:
  Long-term debt (Note 2)                                25,425         21,393
  Accrued pension costs (Note 7)                            636            807
  Deferred compensation (Note 7)                            228            273
  Deferred income taxes (Note 8)                            549            426
                                                         ------         ------
                                                         26,838         22,899
                                                         ------         ------

Commitments and contingencies (Notes 3 & 4)

Stockholders' equity: (Notes 5 & 6)
  Common stock, $.10 par value, 9,600,000 shares
  authorized, 4,042,636 shares outstanding
  (3,892,013 in 1998)                                       405            390
  Additional paid-in capital                             16,551         16,183
  Retained deficit                                       (4,965)        (6,053)
  Accumulated other comprehensive income                   (251)          (263)
                                                         -------        -------
    Total stockholders' equity                           11,740         10,257
                                                         -------        -------

Total liabilities and stockholders' equity              $45,279        $41,329
                                                        ========       =======

                             See accompanying notes.
                                       F-3

                               DMI FURNITURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share amounts)

                                                                     Years Ended
                                                     -----------------------------------------
                                                     August 28,      August 29,     August 30,
                                                           1999            1998           1997

Net sales (Note 11)                                     $80,373         $64,727        $56,434

Cost of sales                                            64,476          50,291         43,257
                                                        -------         ------         ------

Gross profit                                             15,897          14,436         13,177

Selling, general and
  administrative expenses                                11,727          10,279          8,617

Plant closing reserve (Note 12)                             600               -           (119)

Other income (expense):
Interest expense (net)                                   (1,766)         (1,060)        (1,005)
Gain on disposal of property, plant and equipment            17              10            196
Other                                                        (6)             24              9
                                                             ---            ---            ---
                                                         (1,755)         (1,026)          (800)
                                                         -------         -------        -------

Income before provision for income taxes                  1,815           3,131          3,879

Provision for income taxes (Note 8)                        (727)         (1,156)        (1,463)
                                                           -----         -------        -------

Net income                                               $1,088          $1,975         $2,416
                                                         =======         ======         ======

Net income applicable to common stock (Note 5)           $1,088            $309         $2,017
                                                         =======         ======         ======

Earnings per common share (Notes 1, 5, and 15)

                Basic                                     $0.27           $0.09          $0.65
                                                          ======          =====          =====

                Diluted                                   $0.25           $0.07          $0.40
                                                          ======          =====          =====

                             See accompanying notes.
                                       F-4
                                                                        Page 17

                               DMI FURNITURE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                        Three years ended August 28, 1999

                                    Series C     Number of               Number of                            (1)
                                    Convertible   Series C                Common    Additional  Retained    Minimum
                                    Preferred      Shares      Common     Shares     Paid-In    Earnings    Pension
                                      Stock     Outstanding    Stock    Outstanding  Capital    (Deficit)  Liability     Total
                                      -----     -----------    -----    -----------  -------    ---------  ---------     -----
BALANCES AT AUGUST 31, 1996           $ 3,990        1,995      $ 305       3,051   $ 15,185    $ (8,402)     $ (24)  $ 11,054

Net income                                  -            -          -           -          -       2,416          -      2,416
Dividends on preferred stock                -            -          -           -          -        (399)         -       (399)
Other comprehensive income                  -            -          -           -          -           -         24         24
Issuance of common stock                    -            -         10         101        156           -          -        166
                                     --------     --------    -------      ------  ---------    ---------    --------  -------
                                                                                                                             -
BALANCES AT AUGUST 30, 1997             3,990        1,995        315       3,152     15,341      (6,385)         -     13,261

Net income                                  -            -          -           -          -       1,975          -      1,975
Redemption of preferred stock          (3,115)      (1,558)         -           -          -      (1,667)         -     (4,782)
Conversion of preferred stock            (875)        (437)        73         723        802           -          -          -
Dividends on preferred stock                -            -          -           -          -          24          -         24
Other comprehensive income                  -            -          -           -          -           -       (263)      (263)
Issuance of common stock                    -            -          2          17         40           -          -         42
                                     --------     --------    -------      ------  ---------    ---------    --------  -------

BALANCES AT AUGUST 29, 1998                 -            -        390       3,892     16,183      (6,053)      (263)    10,257

Net income                                  -            -          -           -          -       1,088          -      1,088
Other comprehensive income                  -            -          -           -          -           -         12         12
Issuance of common stock                    -            -         15         151        368           -          -        383
                                     --------     --------    -------      ------  ---------    ---------    --------  -------

BALANCES AT AUGUST 28, 1999                 -            -      $ 405       4,043   $ 16,551     $ (4,965)    $ (251) $ 11,740
                                     ========     ========    =======      ======  =========    =========    ========= =======

(1)  This column provides information with respect to accumulated other comprehensive income.
(2)  Comprehensive Income consists of the following (in thousands):1999 -
     $1,100; 1998 - $1,712; 1997 - $2,440.

                             See accompanying notes.
                                       F-5

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                              Years Ended
                                                                                    Aug. 28,     Aug. 29,     Aug. 30,
                                                                                        1999         1998         1997
                                                                                        ----         ----         ----

Cash flows from operating activities:
  Net income                                                                          $1,088       $1,975       $2,416
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities
    Depreciation and amortization                                                      1,220        1,244        1,009
    Amortization of loan closing costs                                                    24           22           35
    (Gain) loss on disposal of property, plant and equipment                             (17)           9         (196)
    Deferred income taxes                                                                (45)        (219)         378
    Changes in assets and liabilities:
      Accounts receivable                                                             (2,434)      (1,103)      (1,690)
      Inventories                                                                     (2,609)      (4,035)      (2,409)
      Other assets                                                                      (126)          (4)          95
      Trade accounts payable                                                            (994)         631         (274)
      Accrued liabilities                                                                  6          409          822
      Accrued pension costs                                                             (161)         (92)        (108)
      Deferred compensation                                                              (45)         (48)         (55)
                                                                                      -------      -------      -------
     Total adjustments                                                                (5,181)      (3,186)      (2,393)
                                                                                      -------      -------      -------

     Net cash provided (used) by operating activities                                 (4,093)      (1,211)          23
                                                                                      -------      -------      -------

Cash flows used by investing activities:
  Capital expenditures                                                                  (404)      (2,292)      (1,072)
  Proceeds from the disposal of property, plant and equipment                             19           59          214
                                                                                      -------      -------      -------

  Net cash used by investing activities                                                 (385)      (2,233)        (858)
                                                                                      -------      -------      -------

                             See accompanying notes.
                                       F-6
                                                                        Page 19

                               DMI FURNITURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)

                                                                                              Years Ended
                                                                                    Aug. 28,     Aug. 29,     Aug. 30,
                                                                                        1999         1998         1997
                                                                                        ----         ----         ----
Cash flows provided by financing activities
  Borrowings from line-of-credit                                                      32,567       24,672       23,000
  Payments on line-of-credit                                                         (27,150)     (21,158)     (20,650)
  Additions to long-term debt                                                              -        5,727            -
  Payments on long-term debt                                                          (1,400)      (1,181)      (1,154)
  Restricted cash                                                                          -        1,080          (19)
  Cash dividends on preferred stock                                                        -         (374)           -
  Proceeds from stock options exercised                                                  154           41           73
  Retirement of preferred stock                                                            -       (4,782)           -
                                                                                      ------      -------        -----
  Net cash provided by financing activities                                            4,171        4,025        1,250
                                                                                      ------      -------        -----

Decrease  in cash                                                                       (307)         581          415

Cash - beginning of period                                                             1,092          511           96
                                                                                      ------      -------        -----

Cash - end of period                                                                  $  785      $ 1,092        $ 511
                                                                                      ======      =======        =====

Cash paid for:
  Interest (net of amounts capitalized)                                              $ 1,739      $ 1,014      $ 1,070
                                                                                     =======      =======      =======

  Income taxes                                                                       $ 1,044      $ 1,164        $ 702
                                                                                     =======      =======       ======

                             See accompanying notes.
                                       F-7

DMI FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY - The consolidated financial statements include DMI Furniture,
Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI
Furniture, Inc. operates in one industry - the Company manufactures, imports, and sells residential, home office, and commercial office furniture. The Company has more than one operating segment which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No.
131, Disclosures About Segments of an Enterprise and Related Information. Its
principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States. The Company's fiscal year consists of a fifty-two week period ending on the last Saturday in August. Approximately every seven years the Company's fiscal year consists of fifty-three weeks. The fiscal years presented in this report all consist of fifty-two weeks.

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

    EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period (1999 - 4,383,000; 1998 - 4,214,781; 1997 - 6,006,353), and
assumes the conversion of the Series C Preferred Stock into common stock. (See
Note 15 for additional information)

    CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of the Consolidated
Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

   ADVERTISING - The Company expenses advertising-type costs as incurred.
Advertising expense was approximately $1,906,000, $1,211,000 and $857,000 in fiscal 1999, 1998 and 1997 respectively.

    ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that

                                       F-8
                                                                        Page 21

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

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial
Accounting Standards Board issued Statement No. 133, Accounting for Derivative
Instruments and Hedging Activities. The Company expects to adopt the new
Statement effective September 3, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     In 1999, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income". This standard establishes rules for the reporting of comprehensive income and its components. The provisions of SFAS No. 130 are reflected in the Company's financial statements.

2.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                                                      1998           1999
                                                                                      ----           ----
Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2002; weekly adjustable coupon interest rate
  (3.4% on 8/28/99) and payable monthly.                                          $2,230,000      $2,230,000
Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2003; weekly adjustable coupon interest rate
  (3.4% on 8/28/99) and payable monthly.                                           2,020,000       2,020,000
Term note payable to bank; due in
  45 monthly principal installments of
  $116,666.67 through 5/31/02;
   interest at prime+.25% (8.5%)
   or LIBOR+2.5% (7.9%).                                                           4,017,000       5,300,000

                                       F-9

                                                                        Page 22

                                                                                      1998           1999
                                                                                      ----           ----
Term note payable to bank; due in 60 monthly principal installments of $8,333.33 and final payment of $1 million on 8/31/03; interest at prime+.25%
  (8.5%) or LIBOR+2.5% (7.9%).                                                     1,408,000       1,500,000
$20,000,000 revolving master note
  payable to bank; interest at  prime+.25%
 (8.5%) or LIBOR+2.5% (7.9%);
  expires December, 2000.                                                         17,250,000      11,833,419
Capital leases on equipment; payable
  quarterly through March, 2000;
  interest at various rates.                                                           9,000          33,605
                                                                                   ---------       ---------
                                                                                  26,934,000      22,917,024
    Less portion due within one year                                               1,509,000       1,524,113
                                                                                   ---------       ---------
                                                                                 $25,425,000     $21,392,911
                                                                                 ===========     ===========

         With respect to the term notes and revolving loan above, the Company has the option of borrowing based on prime rate + .25% or London Interbank
Offered Rate (LIBOR) + 2.50%. As of August 28, 1999, $16 million of the revolver note balance and $4.8 million of the term loans were LIBOR priced.

         Substantially all assets are pledged to collateralize long-term debt.
On August 28, 1999, the Company had $2,328,000 additional borrowings available under the formula for calculating its available borrowings.

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
In the event the Bonds are not able to be remarketed the lender is committed to providing financing for up to 372 days. The letters of credit expire in 2000 unless earlier extended by the bank. As a result of these bank commitments, the
Bonds are classified as long-term debt in the accompanying balance sheet.

         The aggregate maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows:

         2000                                     $ 1,509,000
         2001                                      18,750,000
         2002                                       5,567,000
         2003                                       1,108,000
         2004                                               -
         Thereafter                                         -
                                               --------------
                                                  $26,934,000
                                               ==============

                                      F-10
                                                                        Page 23

          The Company's bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a fixed charge ratio, tangible net worth, and ratio of total funded debt to EBITDA, all as defined in the bank financing agreement. The Company's failure to meet a covenant as of
August 28, 1999 was waived by and reset for future periods by the Company's bank. The financing agreement further restricts the Company from, among other things, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends; and, acquiring capital assets in excess of the annual depreciation.

3.  LEASE COMMITMENTS

         The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

         Future minimum lease payments at August 28, 1999 under these leases are as follows:

         2000                                      $1,013,000
         2001                                         831,000
         2002                                         591,000
         2003                                         115,000
         2004                                               -
                                                   ----------
         Total minimum payments                    $2,550,000
                                                   ==========

         Rent expense under operating leases charged to operations during fiscal years 1999, 1998 and 1997 was $844,000, $785,000 and $594,000, respectively.

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

                                      F-11
                                                                        Page 24

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

         Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been affected as follows. Because the method of accounting required by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                            1999                  1998                      1997
                                            ----                  ----                      ----
Net income:       As reported            $1,088,000            $1,975,000             $2,416,000
                  Proforma                  993,000             1,907,000              2,386,000

Diluted earnings per common share:
                  As reported                  $.25                  $.07 (1)               $.40
                  Proforma                      .23                   .06 (1)                .40

(1) Net income applicable to common stock was used to compute fiscal 1998 diluted earnings per common share. See Note 5 for additional information.

         Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders
February, 1989. In February, 1994 the stockholders approved the 1993 Long Term
Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. The option price cannot be less than 100% of the fair market value of the

                                      F-12

                                                                        Page 25

stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for
Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 28, 1999 follows:

                                       1999                            1998                           1997
                                       ----                            ----                           ----
                                          Weighted                        Weighted                       Weighted
                                          Average                          Average                        Average
                                Options   Exercise           Options      Exercise          Options      Exercise
                                 (000)     Price              (000)         Price            (000)         Price
                                 ----      -----              -----        ------            -----         -----

Outstanding-beginning
  of year                         805      $1.92               707         $1.80              655           $1.66
Granted                            20       3.63               100          2.88               85            2.77
Exercised                         (42)      1.70               (2)          1.38              (33)           1.38
Expired                             -          -                 -            -                 -               -
                                 -----                       -----                          -----
Outstanding-end of
  year                            783      $1.98               805         $1.92              707           $1.80
                                                               ===                            ===
Exercisable at end of
  year                            668      $1.80               616         $1.71              557           $1.68
Weighted-average fair
  value of options granted
  during the year                          $2.18                           $1.64                            $1.66

         Exercise  prices for options outstanding as of August 28, 1999 ranged from $1.38 to  $3.63. The weighted-average remaining contractual life of those options is 4.8 years.

         Included in the above are non-qualified options for 366,724 shares of common stock for $1.38 to $2.50 per share to certain employees/directors which have a total option price of approximately $652,000. The options are immediately exercisable for up to ten years after the date of grant.

         The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of
160,000 shares of its common stock for options granted prior to March 15, 1998.
A new plan was adopted effective March 15, 1998 authorizing the Company to issue options to non-employee directors to acquire a maximum of 100,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August
28, 1999 follows:

                                      F-13
                                                                        Page 26

                                       1999                            1998                           1997
                                       ----                            ----                           ----
                                          Weighted                        Weighted                       Weighted
                                          Average                          Average                        Average
                                Options   Exercise           Options      Exercise          Options      Exercise
                                 (000)     Price              (000)         Price            (000)         Price
                                 ----      -----              -----        ------            -----         -----

Outstanding-beginning
  of year                          55      $2.38                52          $2.15              90          $2.15
Granted                             3       4.00                 6           2.81              21           2.81
Exercised                         (18)      2.53                (3)          1.98             (14)          1.98
Expired                             -          -                 -           2.25             (45)          2.25
                                 ----                         ----                           ----
Outstanding-end of
  year                             40      $2.58                55          $2.38              52          $2.38
                                 ====                         ====                           ====

Exercisable at end of
  year                             34      $2.43                39          $2.12              30          $2.12

Weighted-average fair
  value of options granted
  during the year                          $2.41                            $1.73                          $1.70

         Exercise prices for options outstanding as of August 28, 1999 ranged from $1.19 to $4.00. The weighted-average remaining contractual life of those options is 5.5 years.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998, and 1997: expected volatility of 41.7 percent; risk-free interest rate of 4.62 percent; expected lives for options of 10 years; and expected dividend yield of 0 percent based on the
Company's history of no dividend payments on common stock.

7.  PENSION PLANS

         The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $142,000 in fiscal 1999, $116,000 in fiscal 1998, and $142,000 in fiscal 1997. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements.
The Company's policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under
ERISA.

                                      F-14
                                                                        Page 27

         Net pension costs for the defined benefit plan in fiscal 1999, fiscal
1998 and fiscal 1997 was computed as follows:

                                                        1999            1998             1997
                                                        ----            ----             ----
    Service cost-benefits
      earned                                         $77,211         $59,554          $56,352
    Interest cost on projected
      benefit obligation                             220,314         205,198          197,872
    Actual return on plan assets                    (191,850)       (172,984)        (135,773)
    Amortization of transition
      obligation                                       9,907           9,907            9,907
    Amortization of unrecognized
      prior service cost                              15,326          13,990           13,990
    Recognized actuarial (gain)
       or loss                                        10,649               -                -
                                                    --------        ---------        --------
        Net pension expense                         $141,557        $115,665         $142,348
                                                    ========        =========        ========

         The funded status of the defined benefit plan at August 28, 1999 and
August 29, 1998 is shown below:

                                                                   1999                     1998
                                                                   ----                     ----
Change in benefit obligation:
  Benefit obligation at beginning of year                    $3,073,659               $2,580,963
    Service cost                                                 77,211                   59,554
    Interest cost                                               220,314                  205,198
    Plan amendments                                              27,125                        -
    Benefits paid                                              (204,313)                (190,885)
    Actuarial (gain) or loss                                    171,400                  418,829
                                                             ----------               ----------
Benefit obligation at end of year                            $3,365,596               $3,073,659
                                                             ==========               ==========

Change in plan assets:
Fair value of plan assets at beginning of year               $2,266,559               $1,980,215
   Actual return on plan assets                                 371,974                  133,617
   Employer contributions                                       295,000                  343,612
   Benefits paid                                               (204,313)                (190,885)
                                                              ---------                ---------
Fair Value of plan assets at end of year                     $2,729,220               $2,266,559
                                                            ===========               ==========

Reconciliation of funded status:
  Funded status                                               $(636,376)               $(807,100)
  Unrecognized actuarial (gain) or loss                         378,981                  398,154
  Unrecognized transition (asset) or obligation                 108,971                  118,878
  Unrecognized prior service cost                               225,233                  213,434
                                                                -------                  -------
    Net amount recognized at year-end                           $76,809                 $(76,634)
                                                                =======                ==========

                                      F-15
                                                                        Page 28

                                                                                 1999                  1998
                                                                                 ----                  ----
Amounts recognized in the statement of financial position consists of:
  Accrued benefit liability                                                 $(636,376)            $(807,100)
  Intangible asset                                                            334,204               332,312
  Accumulated other comprehensive income                                      378,981               398,154
                                                                              -------              --------
    Net amount recognized at year-end                                         $76,809              $(76,634)
                                                                             ========             =========
  Other comprehensive income attributable to
    change in additional minimum liability recognition                       $(19,173)             $398,154

Weighted-average assumptions as of:                                           8/28/99               8/29/98
                                                                              -------              --------
Discount rate                                                                   7.00%                 7.25%
Expected long-term rate of return on plan assets                                8.25%                 8.25%

         The Company has defined contribution 401(k) type retirement plans for salaried and hourly personnel. Costs charged to operations in fiscal 1999, fiscal 1998 and fiscal 1997 for these plans were approximately $160,000,
$152,000 and $139,000, respectively.

         The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989. The present value of future payments under the plan accrued at August 28, 1999 and
August 29, 1998 is approximately $228,000 and $273,000, respectively. Plan costs charged to operations were approximately $25,000 in fiscal 1999, $29,000 in fiscal 1998, and approximately $35,000 in fiscal 1997.

 8. INCOME TAXES

         The tax effect of each temporary timing difference and carryforward that gives rise to significant deferred tax assets and deferred tax liabilities as of August 28, 1999 and August 29, 1998 is as follows (in thousands):

                                                                                 1999             1998
                                                                                 ----             ----
Accumulated tax depreciation of property and equipment
  in excess of accumulated book depreciation and other
  related items                                                                 $(630)           $(595)
Various accruals and reserves                                                     946              885
Inventory                                                                         204              175
Other                                                                              34               44
                                                                                -----            -----
Net deferred tax asset                                                           $554             $509
                                                                                 ====            =====

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
                                      F-16
                                                                        Page 29

Company will realize its deferred tax assets. As a result, no valuation allowance was required as of August 28, 1999 and August 29, 1998. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.

         Income tax expense consisted of the following (in thousands):
                              Twelve Months Ended

                                  Aug. 28,            Aug. 29,            Aug. 30,
                                    1999                  1998                1997
                                    ----                  ----                ----
Currently payable                   $772                $1,376              $1,085

Deferred                             (45)                 (220)                378
                 -                  ------               ------              ------
Total                               $727                 $1,156              $1,463
                                    ====                 ======              ======

         The deferred tax provision for the twelve months ended August 28, 1999 and August 29, 1998, and August 30, 1997 consisted of the following (in thousands):
                                                                1999          1998        1997
                                                                ----          ----        ----
Utilization of net operating loss carryforwards               $    -        $    -        $130
Utilization of AMT credit carryforwards                            -             -         187
Excess tax over book depreciation                                 38          (22)          32
Other                                                            (83)        (198)          29
                                                               ------       ------       -----
                                                                $(45)       $(220)        $378

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                           Twelve Months Ended
                              Aug.28,            Aug. 29,                  Aug. 30,
                               1999                1998                      1997
                               ----                ----                      ----
Tax at 34% statutory
         rate                  $617               $1,073                   $1,319
State income taxes,
         net of federal
         benefit                110                   83                      144
                              -----                ------                --------
Income Taxes                   $727               $1,156                   $1,463

   9. OTHER INFORMATION

    Inventories - Inventories are summarized below:

                                                1999                                   1998
                                                ----                                   ----
     Finished goods                      $13,415,000                            $10,898,000
     Work in process                         525,000                                512,000
     Raw material                          4,965,000                              4,886,000
                                            --------                              ---------
                                         $18,905,000                            $16,296,000
                                         ===========                            ===========

                                      F-17
                                                                        Page 30

Accrued liabilities - Accrued liabilities are summarized below:

                                                     1999                     1998
                                                     ----                     ----
     Property, payroll and
      other taxes                                  $560,000              $1,032,000
     Payroll, bonuses and
      commissions                                 1,457,000               1,751,000
     Plant closing reserve                          260,000                       -
     Interest                                       150,000                 123,000
     Other                                          238,000                 222,000
                                                   --------                --------
                                                 $2,665,000              $3,128,000
                                                 ==========              ==========

 10.  QUARTERLY FINANCIAL DATA

         Quarterly financial data (unaudited - in thousands of dollars except per share amounts)

     Fiscal 1999                         First      Second         Third         Fourth
     -----------                        Quarter     Quarter       Quarter        Quarter      Year
                                        -------     -------       -------        -------      ----
    Net sales                           $23,003     $20,287       $18,950        $18,133   $80,373
    Gross profit                          4,728       3,945         3,915          3,309    15,897

    Net income                              805         320           309        (2)(346)    1,088

    Diluted earnings per
     common share (1)                      $.19        $.07          $.07          ($.09)     $.25

     Fiscal 1998                         First      Second         Third         Fourth
     -----------                        Quarter     Quarter       Quarter        Quarter      Year
                                        -------     -------       -------        -------      ----
    Net sales                           $17,439     $12,785       $16,008        $18,495   $64,727
    Gross profit                          4,135       2,629         3,757          3,915    14,436

    Net income                              810         116           549            500     1,975

    Diluted earnings per
     common share (1)                      $.13        $.02          $.09          $(.25)     $.07

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
(2) See Note 12.

                                      F-18
                                                                        Page 31

11. MAJOR CUSTOMERS AND SOURCES OF SUPPLY
         The Company's six largest customers accounted for approximately 49% of the Company's total sales in fiscal 1999. One customer, Sam's Club division of
Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for fiscal 1999. . Six customers accounted for 51% of sales in fiscal 1998 and six customers accounted for 42% of sales in fiscal 1997. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of August 28, 1999, one customer accounted for approximately 25% of total accounts receivable. The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

         Approximately 50% of the Company's total sales are of imported product.
The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs.
The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

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

         During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing will reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $240,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by company policy, is related to the termination of certain salaried and support staff personnel. Net current assets and liabilities associated with this plant as of August 28, 1999 are immaterial to the financial position of the company. The carrying amount of net long-term assets to be disposed of as of
August 28, 1999 is approximately $500,000 and management's expectations are that such assets should be disposed of within the next twelve months.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         The book values of cash and cash equivalents, trade receivable and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company's debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes which reprice frequently. (See Note 1)

         The Company as of August 28, 1999 has approximately $8 million in interest rate swaps, which are used to reduce the risk of interest rate movements for a portion of its long term debt.

                                      F-19

The market value of the swaps is immaterial.

14.  SOURCE AND SUPPLY OF LABOR

         The Company employs approximately 443 employees, of whom approximately
189 are covered by collective bargaining contracts.

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

                                                        (Thousands except per share amounts)
                                                        1999              1998            1997
                                                        ----              ----            ----
Net income                                            $1,088            $1,975          $2,416
Less: preferred stock dividends                            -                 -            (399)
Less: loss on preferred redemption (1)                     -            (1,666)              -
                                                   ---------            -------         ------
Net income applicable to common stock                 $1,088              $309          $2,017
                                                   =========            =======         ======

Average common shares outstanding                      3,991             3,261           3,114
Common stock equivalents-dilutive
  options and convertible preferred
  stock                                                  392               954           2,892
                                                   ---------            ------          ------
Average shares of common stock
  and equivalents outstanding                          4,383             4,215           6,006
                                                   =========            ======          ======

Basic earnings per share                                $.27              $.09            $.65
                                                   =========            ======          ======
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share (2)                          $.25              $.07            $.40
                                                   =========            ======          ======
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

                                      F-20
                                                                        Page 33

Item 9.           CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES.

               None.

                                      II-8

Part III.

Items 10, 11, 12 and 13.

         The information called for by this part (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than December 31,
1999.

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

Item 14(b).  REPORTS ON FORM 8-K

             The Company filed no reports on Form 8-K during the fiscal quarter ended August 28, 1999

                                      IV-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DATED:  November 10, 1999            DMI FURNITURE, INC.

                                     By:/s/Donald D. Dreher
                                     ------------------------------
                                     President, Chairman of the Board and Chief
                                     Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Vice President, Finance,
                            Chief Financial Officer
                            and Principal Accounting
/s/Joseph G. Hill           Officer and Director            November 10, 1999
------------------
Joseph G. Hill

/s/Joseph L. Ponce          Director                        November 10, 1999
------------------
Joseph L. Ponce

/s/Thomas M. Levine         Director                        November 10, 1999
------------------
Thomas M. Levine

/s/David Martin             Director                        November 10, 1999
------------------
David Martin

                            President, Chief
                            Executive Officer, Chairman
/s/Donald D. Dreher         of the Board and Director       November 10, 1999
-------------------
Donald D. Dreher

                                      IV-2
                                                                        Page 37

                               DMI FURNITURE, INC.
                                   SCHEDULE II

                                             Additions
                                             Balance at         Charged         Charge-offs        Balance
                                             Beginning       to Costs and        Net of            at End
             Description                     of Period         Expenses        Recoveries        of Period
             -----------                     ---------         --------        ----------        ---------

Allowance for doubtful accounts:

Year ended August 30, 1997                   $ 110,000        $ 125,000          $ 94,000        $ 141,000
                                             ==========       ==========         =========       =========

Year ended August 29, 1998                   $ 141,000         $ 97,000          $ 88,000        $ 150,000
                                             ==========        =========         =========       =========

Year ended August 28, 1999                   $ 150,000        $ 132,000         $ 107,000        $ 175,000
                                             ==========       ==========        ==========       =========

Plant closing reserve

Year ended August 30, 1997                   $ 868,000        $       -         $ 868,000        $       -
                                             ==========       ==========       ==========        ==========

Year ended August 29, 1998                   $       -        $       -         $       -        $       -
                                             ==========       ==========       ==========        ==========

Year ended August 28, 1999                   $       -        $ 600,000         $       -        $ 600,000
                                             ==========       ==========       ==========        =========

Item 14(a)3.   EXHIBITS

                                                                                 10-K
                                                                                Page No.
                                                                                --------
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
                    DMI Furniture, Inc.
***            (e)  First Amendment to Amended and Restated Credit
                    Agreement between DMI Furniture, Inc. and Bank One,
                    Indiana, National Association dated July 2, 1998.
***            (f)  Extension and Renewal of Employment Agreement
                    as of October 9, 1997 between DMI Furniture, Inc.
                    and Donald D. Dreher.
***            (g)  Second  Amendment to Amended and Restated Credit
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
*********      (k)  1993 Long Term Incentive Stock Plan for Employees
*********      (l)  Stock Compensation and Deferral Plan for Outside Directors.
*********      (m)  Loan  Agreement between City of Huntingburg, Indiana and
                    DMI Furniture, Inc. dated as of October 1, 1993.
               (n)  Extension and Renewal of Employment Agreement
                    as of September 1, 1999 between DMI Furniture, Inc.
                    and Joseph G. Hill.                                          E1-E7
*****          (o)  1998 Stock Option Plan For Independent Directors
               (p)  Third Amendment To Amended And Restated Credit               E8-E10
                    Agreement dated as of July, 1999 between Bank One,
                    Indiana N.A. and DMI Furniture, Inc.

                (q) Promissory Note Modification Agreement dated as of
                    July, 1999 between Bank One, Indiana N.A. and
                    DMI Furniture, Inc.                                       E11-E14
                (r) Fourth Amendment To Amended And Restated Credit
                    Agreement dated as of October, 1999 between Bank One,
                    Indiana N.A. and DMI Furniture, Inc.                      E15-E18

             (21)   List of subsidiaries                                      E-19

             (23)   Consent of Arthur Andersen LLP to incorporation of
                    audit report into S-8 registration statements.            E-20

             (27)   Financial Data Schedule                                   E-21

             (99)   Undertakings                                              E-22

--------------------------------------------------------------------------------
*             Incorporated by reference to annual report on Form 10-K for the fiscal
              year ended August 27, 1994
**            Incorporated by reference to report on Form 10-Q
              for the fiscal quarter ended November 29, 1997
***           Incorporated by reference to Form 10-K for the fiscal year ended
               August 29, 1998
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

