Form 10-Q
period 1999-11-30
DMI FURNITURE INC
filed 2000-01-07
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended November 30, 1999

Commission File Number 0-4173

DMI FURNITURE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	41-0678467 (IRS employer ID number)

One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
(Address of principal executive offices)

Registrant’s telephone number with area code: (502) 426-4351 Ext.227

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No___

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date:

Class — Common Stock, Par Value $.10 per Share
Outstanding at November 30, 1999 — 4,050,214

INDEX

Page

Part I.	Financial Information
	Consolidated Balance Sheets — November 30, 1999 and August 28, 1999			3, 4
	Consolidated Statements of Operations — Three Months Ended November 30, 1999 and November 28, 1998			5
	Consolidated Statements of Cash Flows — Three Months Ended November 30, 1999 and November 28, 1998			6, 7
	Notes to Consolidated Financial Statements			8-11
	Management’s Discussion and Analysis of Financial Condition and Results of Operations			12-15
Part II.	Other Information			16-17
Index to Exhibits
	3.	(b)	Bylaws	17-26
	4.	(b)	Bylaws	17-26
	10.	(a)	1993 Long Term Incentive Stock Plan for Employees	27-39
		(b)	1998 Stock Option Plan for Independent Directors	40-44
		(c)	Stock Compensation and Deferral Plan for Outside Directors	45-52
		(d)	Non-employee Director Stock Option Program	53-57
		(e)	Form of Indemnification Agreement	58-62
		(f)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1998 between Joseph G. Hill and DMI Furniture, Inc.	63-69
		(g)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1988 between Donald Dreher and DMI Furniture, Inc.	70-75

		(h)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated as of October 1, 1993.	76-114

		(i)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated June 1, 1994.	115-141

	27.	Financial Data Schedule		142

PART I. FINANCIAL INFORMATION

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	Nov. 30,	Aug. 28,
	1999	1999

ASSETS

Current assets:

Cash	$814	$785

Accounts receivable — net	18,979	12,686

Inventories (Note 4)	17,446	18,905

Other current assets	498	471

Current portion of deferred income taxes (Note 2)	1,049	1,103

Total current assets	38,786	33,950

Property, plant and equipment — at cost (Note 1)	19,913	22,750

Less accumulated depreciation	9,775	11,871

Net property, plant and equipment	10,138	10,879

Other assets	970	450

Total Assets	$49,894	$45,279

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)
(Amounts in thousands)

	(Unaudited)
	Nov. 30,	Aug. 28,
	1999	1999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Trade accounts payable	$4,348	$2,527

Accrued liabilities	3,879	2,665

Long-term debt due within one year	1,506	1,509

Total current liabilities	9,733	6,701

Long-term liabilities:

Long-term debt	26,100	25,425

Accrued pension costs	674	636

Deferred compensation	220	228

Deferred income taxes (Note 2)	549	549

	27,543	26,838

Stockholders’ equity:

Common stock	405	405

Additional paid-in capital	16,551	16,551

Retained deficit	(4,087)	(4,965)

Minimum pension liability	(251)	(251)

Total stockholders’ equity	12,618	11,740

Total liabilities and stockholders’ equity	$49,894	$45,279

See accompanying notes.

DMI FURNITURE, INC.

STATEMENTS OF INCOME

(Amounts in thousands)
(Unaudited)

	THREE MONTHS ENDED

	Nov. 30,	Nov. 28,
	1999	1998

Net sales	$28,378	$23,003

Cost of sales	22,734	18,275

Gross profit	5,644	4,728

Selling, general and administrative expenses	3,723	2,982

Operating profit	1,921	1,746

Interest expense (net)	(503)	(453)

Income before income taxes	1,418	1,293

Provision for income taxes (Note 2)	(539)	(488)

Net income	$879	$805

Earnings per common share (Note 3):

Basic	$0.22	$0.21

Diluted	$0.21	$0.19

See accompanying notes.

DMI FURNITURE, INC.

STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended

	Nov. 30,	Nov. 28,
	1999	1998

Cash flows from operating activities:

Net income	$879	$805

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	264	317

Deferred income taxes (Note 2)	54	54

Pension costs	38	(36)

Deferred compensation	(8)	(8)

Changes in assets and liabilities:

Accounts receivable	(6,293)	(4,909)

Inventories	1,459	(521)

Other assets	(21)	(69)

Trade accounts payable	1,821	575

Accrued liabilities	1,214	711

Total adjustments	(1,472)	(3,886)

Net cash used by operating activities	(593)	(3,081)

Cash flows used by investing activities:

Capital expenditures	(53)	(75)

Cash used by investing activities	(53)	(75)

See accompanying notes.

6

DMI FURNITURE, INC.

STATEMENTS OF CASH FLOWS

(Continued)
(Amounts in thousands)
(Unaudited)

	Three Months Ended

	Nov. 30,	Nov. 28,
	1999	1998

Cash flows provided (used) by financing activities:

Borrowings from line of credit	8,450	10,517

Payments on line of credit	(7,400)	(7,500)

Payments on long term debt	(375)	(261)

Proceeds from stock options exercised	0	9

Cash provided by financing activities	675	2,765

Increase (decrease) in cash	29	(391)

Cash — beginning of period	785	1,092

Cash — end of period	$814	$701

Cash paid for:

Interest	$485	$408

Income taxes	$189	$224

See accompanying notes.

      DMI FURNITURE, INC.

Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

      The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at November 30, 1999 and for the three months ended November 30, 1999 and November 28, 1998 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

      The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 2000 fiscal year.

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

      The specific useful lives of property, plant, and equipment are as follows:

Building and Leasehold Improvements	8 — 35 yrs.

Machinery and Equipment	3 — 13 yrs.

      For the periods ending November 30, 1999 and November 28, 1998, comprehensive income and net income are equal.

(2) Income Taxes

      Income tax expense (benefit) consisted of the following (in thousands):

	Three Months Ended

	Nov. 30,	Nov. 28,
	1999	1998

Current	$485	$434

Deferred	54	54

Total	$539	$488

      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended

	Nov. 30,	Nov. 28,
	1999	1998

Tax at 34% statutory rate	$482	$440

State income taxes	57	48

Income Taxes	$539	$488

(3) Earnings Per Common Share

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). This standard modifies disclosure requirements for companies required to report earnings per share (“EPS”) to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard was effective for the Company with the completion of its fiscal 1998 second quarter.

	Three Months Ended

	Nov. 30,	Nov. 28,
	1999	1998

	(Thousands except per
	share amounts)
Net income	$879	$805

Average common shares outstanding	4,045	3,902

Common stock equivalents-dilutive Options	115	414

Average shares of common stock and equivalents outstanding	4,160	4,316

Basic earnings per share	$.22	$.21

(Net income applicable to common stock divided by average common shares outstanding)
Diluted earnings per share	$.21	$.19

(Net income divided by average shares of common stock and equivalents outstanding)

(4) Inventories

      Inventories were comprised of the following at November 30, 1999 and August 28, 1999:

	Nov. 30, 1999	Aug. 28, 1999

Finished Products	$12,105,000	$13,415,000

Work in Process	525,000	525,000

Raw Materials	4,816,000	4,965,000

	$17,446,000	$18,905,000

(5) Other matters

      The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. After depositing $57,000 in a trust fund under the terms of a tentative settlement of claims arising from one site and paying its portion of preliminary investigation and remediation costs at the other two sites, the Company retains a reserve of approximately $41,000 against potential environmental liabilities. Due to the limited nature of the Company’s involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company’s reserve by an amount that would have a material effect on the Company’s financial condition, results of operations or cash flows.

(6) Major customers and sources of supply

      The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s four largest customers accounted for approximately 47% of the Company’s total sales in the quarter ended November 30, 1999. One customer, Sam’s Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company’s total net sales for the quarter ended November 30, 1999. The loss of more than one of these customers at the same time or one of the largest four could have a material adverse effect on the business of the Company. As of November 30, 1999, one customer accounted for approximately 25% of total accounts receivable.

      Approximately 50% of the Company’s total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7) Plant closing

      During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing should reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $240,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by company policy, is related to the termination of certain salaried and support staff personnel. Net current assets and liabilities associated with this plant as of November 30, 1999 are immaterial to the financial position of the company. The carrying amount of net long-term assets to be disposed of as of November 30, 1999 is approximately $500,000 and management’s expectations are that such assets should be disposed of within the next twelve months. The balance in the plant closing reserve as of November 30, 1999 is $600,000.

11

Forward-Looking Statements

      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, in “Item 1. Business” of the Company’s 1999 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenue — Net sales for the first quarter of fiscal 2000 increased $5,375,000 or approximately 23% from the first quarter of fiscal 1999. This increase was primarily the result of increased sales by the Company’s Wynwood and Homestyles divisions, and by DMI Office Furniture. Sales by Wynwood increased approximately 153%; sales by DMI Office Furniture increased approximately 5%; and sales by Homestyles were approximately 10% of total sales while last year they were beginning shipments. Sales by Dolly Madison and DMI Desk Company were approximately the same as last year.

      Gross Margin — The Company’s gross margin in the first quarter of fiscal 2000 was 19.9% compared to 20.6% in the first quarter of fiscal 1999. This decrease in gross margin was primarily the result of lower production levels in the Company’s manufacturing plants.

      Selling, General and Administrative (S,G&A) Expense — For the first quarter of fiscal 2000, S,G&A expense amounted to $3,723,000 or 13.1% of sales compared to $2,982,000 or 13.0% of sales for the first fiscal quarter of 1998.

      Operating Profit — For the first quarter of fiscal 2000, operating profit was $1,921,000 or 6.8% of sales, compared to $1,746,000 or 7.6% of sales for the first quarter of fiscal 1999. This decrease was primarily a result of the reason mentioned above for the change in gross margin.

      Interest Expense — For the first quarter of fiscal 2000, net interest was $503,000 compared to $453,000 for the first quarter of fiscal 1999. This increase was primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth, and higher interest rates. During the first quarter of fiscal 1999, the Company implemented the use of interest rate swaps as a cash flow hedge to effectively fix the interest rate on part of its variable rate debt. As of November 30, 1999, $8 million of the Company’s variable rate debt was subject to interest rate swaps.

      During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing will reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $240,000 related to the recording of property, plant, and equipment at net realizable value; $100,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by company policy, is related to the termination of certain salaried and support staff personnel. Net current assets and liabilities associated with this plant as of November 30, 1999 are immaterial to the financial position of the company. The carrying amount of net long-term assets to be disposed of as of November 30, 1999 is approximately $500,000 and management’s expectations are that such assets should be disposed of within the next twelve months. The balance in the plant closing reserve as of November 30, 1999 is $600,000.

      Approximately 50% of the Company’s total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

      Liquidity and Capital Resources — Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company’s days of sales outstanding of accounts receivable averaged 62 days for the first quarter of fiscal 2000 and 59 days for the first quarter of fiscal 1999. This increase was primarily the result of slower payments by several import customers. The Company’s average days of inventory on hand averaged 79 days for the first quarter of fiscal 2000 compared to 91 days for the first quarter of fiscal 1999. This decrease is primarily the result of a 23% sales increase and only a 4% increase in inventories.

      Key elements of the Consolidated Statements of Cash Flows:

	Three Months

	2000	1999

Net cash used by operating activities	$(593,000)	$(3,081,000)

Cash used for investing activities	(53,000)	(75,000)

Net cash flows from operating and investing activities	(646,000)	(3,156,000)

Cash provided by financing activities	675,000	2,765,000

Net change in cash and cash equivalents	$29,000	$(391,000)

      During the first three months of fiscal 2000, the Company used cash flows for operating activities of $593,000 compared to cash flows used of $3,081,000 for the three month period in fiscal 1999. The operating cash flows used in the current year are lower than funds used the previous year primarily due to the decreased inventory, and higher accounts payable and accrued expenses, partially offset by higher accounts receivable. Investing activities used approximately $53,000 during the first quarter of fiscal 2000 for routine capital expenditures. Financing activities provided $675,000 and $2,765,000 during the first three months of fiscal 2000 and fiscal 1999 respectively, which came primarily from net borrowings on the revolving line of credit.

      The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. Due to the limited nature of the Company’s involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company’s reserve by an amount that would have a material effect on the Company’s financial condition, results of operations or cash flows. Expenses for the year to date were not material.

      The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

      The Company has received certifications or representations from the vendors of its critical hardware, system software, and application software that those products are Year 2000 ready. The Company employs IBM AS400 hardware, IBM OS400 operating system, and MAPICS manufacturing and production information control system for the large majority of its system needs, all of which was subject to the above mentioned certifications. The Company has tested this hardware and software and found its Year 2000 readiness to be as certified. The Company has determined that its manufacturing machinery and equipment and telecommunications equipment is Year 2000 compliant. The Company has not incurred any material costs in its Year 2000 readiness plans nor does it anticipate any material costs in the future. The Company has received representations or certifications from its largest suppliers representing that they are Year 2000 compliant. In the event that any of the Company’s larger suppliers are not Year 2000 compliant, the Company believes that a sufficient number of alternative sources exist to allow the Company to meet its raw material needs. The Company has received representations from customers representing approximately 50% of its annual sales that those customers are Year 2000 compliant. A majority of the customers that utilize electronic data interchange to transact business with the Company have represented that they are or will be Year 2000 compliant. The Company has received representations from its primary depository and lender bank that they are Year 2000 compliant. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems, that are out of the control of the Company, may occur as a result of the Year 2000 issue and could have a negative impact on the Company’s operating results, liquidity, and financial position. As of the date of this filing, the Company’s systems are all operating normally, and the Company has not incurred any disruption with any customer or vendor as a result of the Year 2000 issue.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At November 30, 1999, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $196,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at November 30, 1999. The Company has effectively fixed the interest on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. The fair market value of these swaps is immaterial.

PART II. OTHER INFORMATION

Item 3. Legal Proceedings

      The Company is a defendant in various lawsuits arising in the normal course of business, including several environmental matters. The Company presently retains a reserve of approximately $41,000 against potential environmental liabilities. In management’s opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

3.	(b)	Bylaws.

4.	(b)	Bylaws.

10.	(a)	1993 Long Term Incentive Stock Plan for Employees

	(b)	1998 Stock Option Plan for Independent Directors

	(c)	Stock Compensation and Deferral Plan for Outside Directors

	(d)	Non-employee Director Stock Option Program.

	(e)	Form of Indemnification Agreement.

	(f)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1998 between Joseph G. Hill and DMI Furniture, Inc.

	(g)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1988 between Donald Dreher and DMI Furniture, Inc.

	(h)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated as of October 1, 1993.

	(i)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated June 1, 1994.

27. Financial Data Schedule

      (b) REPORTS ON FORM 8-K

                              None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC.
(Registrant)

Date: January 7, 2000	/s/Joseph G. Hill Joseph G. Hill Vice President-Finance, Chief Financial Officer, Secretary & Treasurer