Form 10-Q
period 2000-02-26
DMI FURNITURE INC
filed 2000-04-13
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                 For the fiscal quarter ended February 26, 2000
                 ----------------------------------------------


                          Commission File Number 0-4173
                          -----------------------------


                               DMI FURNITURE, INC.
                               ------------------
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


      Registrant's telephone number with area code: (502) 426-4351 Ext. 227
                                                    -----------------------


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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
Class - Common Stock, Par Value $.10 per Share
Outstanding at February 26, 2000 - 4,130,255

INDEX

Part I. Financial Information                                               Page
                                                                            ----

        Consolidated Balance Sheets - February 26, 2000
          and August 28, 1999                                               3, 4

        Consolidated Statements of Income - Three and Six Months
          Ended February 26, 2000 and February 27, 1999                        5

        Consolidated Statements of Cash Flows - Six Months Ended
          February 26, 2000 and February 27, 1999                           6, 7

        Notes to Consolidated Financial Statements                          8-11

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12-15

Part II. Other Information                                                 16-17

Index to Exhibits

        27.  Financial Data Schedule                                          18

                          PART I. FINANCIAL INFORMATION
                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                    (Unaudited)
                                                       Feb. 26,       Aug. 28,
ASSETS                                                     2000           1999
------                                                     ----           ----
Current assets:
  Cash                                                  $ 1,251        $   785
  Accounts receivable - net                              16,820         12,686
  Inventories (Note 4)                                   17,642         18,905
  Other current assets                                      904            471
  Current portion of deferred income taxes                1,014          1,103
                                                        -------        -------
    Total current assets                                 37,631         33,950

Property, plant and equipment - at cost (Note 1)         20,132         22,750
  Less accumulated depreciation                          10,089         11,871
                                                        -------        -------
    Net property, plant and equipment                    10,043         10,879

Other assets                                                602            450
                                                        -------        -------

Total Assets                                            $48,276        $45,279
                                                        =======        =======

                             See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)

                                              (Unaudited)
                                                 Feb. 26,        Aug. 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2000            1999
------------------------------------                 ----            ----
Current liabilities:
  Trade accounts payable                          $ 3,266         $ 2,527
  Accrued liabilities                               3,239           2,665
  Long-term debt due within one year                1,500           1,509
                                                  -------         -------
    Total current liabilities                       8,005           6,701

Long-term liabilities:
  Long-term debt                                   25,526          25,425
  Accrued pension costs                               713             636
  Deferred compensation                               213             228
  Deferred income taxes                               549             549
                                                  -------         -------
                                                   27,001          26,838

Stockholders' equity:
  Common stock                                        413             405
  Additional paid-in capital                       16,750          16,551
  Retained deficit                                 (3,642)         (4,965)
  Minimum pension liability                          (251)           (251)
                                                  -------         -------
    Total stockholders' equity                     13,270          11,740
                                                  -------         -------

Total liabilities and stockholders' equity        $48,276         $45,279
                                                  =======         =======


                             See accompanying notes.

                               DMI FURNITURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            ------------------              ----------------
                                                        Feb. 26,        Feb. 27,        Feb. 26,        Feb. 27,
                                                            2000            1999            2000            1999
                                                            ----            ----            ----            ----
Net sales                                                $24,020         $20,287         $52,398         $43,290

Cost of sales                                             19,659          16,342          42,393          34,617
                                                         -------         -------         -------         -------

Gross profit                                               4,361           3,945          10,005           8,673

Selling, general and
  administrative expenses                                  3,210           2,988           6,933           5,970

Plant closing reserve (Note 7)                              (125)              0            (125)              0

Operating profit                                           1,276             957           3,197           2,703

Other income (expense):
  Interest expense (net)                                    (548)           (441)         (1,051)           (894)
  Gain on disposal of property, plant & equipment             15               0              15               0
                                                         -------         -------         -------         -------
                                                            (533)           (441)         (1,036)           (894)
                                                         -------         -------         -------         -------

Income before income taxes                                   743             516           2,161           1,809

Provision for income taxes (Note 2)                         (299)           (196)           (838)           (684)
                                                         -------         -------         -------         -------

Net income                                               $   444         $   320         $ 1,323         $ 1,125
                                                         =======         =======         =======         =======
Earnings per common share (Note 3):

            Basic                                           0.11         $  0.08         $  0.32         $  0.29
                                                         =======         =======         =======         =======

            Diluted                                         0.10         $  0.07         $  0.31         $  0.26
                                                         =======         =======         =======         =======

                             See accompanying notes.

                            DMI FURNITURE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)

                                                                            Six Months Ended
                                                                       Feb. 26,        Feb. 27,
                                                                           2000            1999
                                                                           ----            ----
Cash flows from operating activities:
  Net income                                                            $ 1,323         $ 1,125
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Gain on sale of assets                                                  (15)             --
    Depreciation and amortization                                           540             633
    Deferred income taxes (Note 2)                                           89              77
    Pension costs                                                            77             (72)
    Deferred compensation                                                   (15)            (15)
    Changes in assets and liabilities:
      Accounts receivable                                                (4,134)         (2,467)
      Inventories                                                         1,263             485
      Other assets                                                          (37)            (69)
      Trade accounts payable                                                739            (546)
      Accrued liabilities                                                   429            (641)
                                                                         ------          ------
     Total adjustments                                                   (1,064)         (2,615)
                                                                         ------          ------

     Net cash provided (used) by operating activities                       259          (1,490)
                                                                         ------          ------

Cash flows used by investing activities:
  Capital expenditures                                                     (208)           (178)
  Proceeds from sale of property, plant & equipment (Note 7)                115               0
                                                                         ------          ------

    Cash used by investing activities                                       (93)           (178)
                                                                         ------          ------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                 Feb. 26,                 Feb. 27,
                                                     2000                     1999
                                                     ----                     ----
Cash flows provided by financing activities:
  Borrowings from line of credit                   17,200                   17,267
  Payments on line of credit                      (16,350)                 (15,550)
  Payments on long term debt                         (758)                    (642)
  Proceeds from stock options exercised               208                       78
                                                 --------                 --------
    Cash provided by financing activities             300                    1,153


Increase (decrease) in cash                           466                     (515)

Cash - beginning of period                            785                    1,092
                                                 --------                 --------

Cash - end of period                             $  1,251                 $    577
                                                 --------                 --------


Cash paid for:
  Interest                                       $  1,033                 $    895
                                                 ========                 ========
  Income taxes                                   $    487                 $  1,034
                                                 ========                 ========

                             See accompanying notes.

DMI FURNITURE, INC.

       Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

         The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at February 26, 2000 and for the three and six months ended February 26, 2000 and February 27, 1999 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

         The specific useful lives of property, plant, and equipment are as follows:

              Building and Leasehold Improvements    8 - 35 yrs.
              Machinery and Equipment                3 - 13 yrs.

         For the periods ending February 26, 2000 and February 27, 1999, comprehensive income and net income are equal.

(2) Income Taxes

         Income tax expense consisted of the following (in thousands):

                      Three Months Ended                   Six Months Ended
                    Feb. 26,      Feb. 27,             Feb. 26,       Feb. 27,
                      2000          1999                 2000           1999
                      ----          ----                 ----           ----
Current               $264          $173                 $749           $607
Deferred                35            23                   89             77
                      ----          ----                 ----           ----
Total                 $299          $196                 $838           $684
                      ====          ====                 ====           ====

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                          Three Months Ended                Six Months Ended
                          Feb. 26,  Feb. 27,               Feb. 26,  Feb. 27,
                            2000      1999                   2000      1999
                            ----      ----                   ----      ----
Tax at 34% statutory rate   $253      $175                   $735      $615
State income taxes            46        21                    103        69
                            ----      ----                   ----      ----
Income Taxes                $299      $196                   $838      $684
                            ====      ====                   ====      ====

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

                                                  (Thousands except per share amounts)
                                           Three Months Ended             Six Months Ended
                                          Feb. 26,     Feb. 27,        Feb. 26,      Feb. 27,
                                            2000         1999             2000         1999
                                            ----         ----             ----         ----
Net income                                  $444         $320           $1,323       $1,125
                                           =====        =====           ======       ======

Average common shares outstanding          4,104        3,977            4,075        3,940
Common stock equivalents-dilutive
  Options                                    143          506              129          460
                                           -----        -----           ------       ------
Average shares of common stock
  and equivalents outstanding              4,247        4,483            4,204        4,400
                                           =====        =====           ======       ======

Basic earnings per share                    $.11         $.08             $.32         $.29
                                           =====        =====           ======       ======
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share                  $.10         $.07             $.31         $.26
                                           =====        =====           ======       ======
(Net income divided by average shares
  of common stock and equivalents
  outstanding)

(4) Inventories

         Inventories were comprised of the following at February 26, 2000 and August 28, 1999:

                                     Feb. 26, 2000              Aug. 28,1999
                                     -------------              ------------
    Finished Products                 $12,676,000               $13,415,000
    Work in Process                       525,000                   525,000
    Raw Materials                       4,441,000                 4,965,000
                                      -----------               -----------
                                      $17,642,000               $18,905,000
                                      ===========               ===========

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


(6) Major customers and sources of supply

         The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, mass merchandisers, and independent distributors, as well as numerous smaller retailers. The Company's four largest customers accounted for approximately 46% and 45% of the Company's total sales for the three and six months ended February 26, 2000 respectively. One customer, Sam's Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for the three and six months ended February 26, 2000. The loss of more than one of these customers at the same time or one of the largest four could have a material adverse effect on the business of the Company. As of February 26, 2000, one customer accounted for approximately 39% of total accounts receivable, attributable in part to significant sales to this customer during the month of February.

         Approximately 62% of the Company's total sales are of imported product for the first six months of fiscal 2000, as compared to 53% of sales for the first six months of fiscal 1999. The

Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

(7) Plant closing

         During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing will reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $125,000 related to the recording of property, plant, and equipment at net realizable value; $215,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by Company policy, is related to the termination of certain salaried and support staff personnel. During the quarter ended February 26, 2000, the Company entered into a contract to sell property, plant, and equipment related to this closed plant. Subsequent to the end of the second fiscal quarter, the transaction was completed resulting in a $144,000 gain on sale of assets which will be reflected in the fiscal 2000 third quarter results of operations. The Company recorded a $125,000 plant closing reserve credit in the second fiscal quarter as certain plant closing costs became known. The balance in the plant closing reserve as of February 26, 2000 is $69,000.

                           Forward-Looking Statements

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company's major customers that adversely affect their purchases of the Company's furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company's furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, in "Item 1. Business" of the Company's 1999 Annual Report on Form 10-K, and in the Company's other filings with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue - Net sales for the second quarter of fiscal 2000 increased $3,733,000 or approximately 18% from the second quarter of fiscal 1999. This increase was primarily the result of increased sales by the Company's Wynwood and Homestyles divisions, and by DMI Desk Company (small office/home office). Sales by Wynwood increased approximately 60%; sales by DMI Desk Company increased approximately 21%; and sales by Homestyles were approximately 7% of total sales while last year they were beginning shipments. Sales by Dolly Madison were approximately 24% less than the previous year, and sales by DMI Office Furniture were approximately the same as last year.

         Net sales for the six months of fiscal 2000 increased $9,108,000 or approximately 21% from the six months of fiscal 1999. This increase was primarily the result of increased sales by the Company's Wynwood and Homestyles divisions, and by DMI Desk Company (small office/home office), and DMI Office Furniture. Sales by Wynwood increased approximately 98%; sales by DMI Desk Company increased approximately 8%; sales by DMI Office Furniture increased by approximately 6%; and sales by Homestyles were approximately 9% of total sales while last year they were beginning shipments. Sales by Dolly Madison were approximately 11% less than the previous year.

Gross Margin - The Company's gross margin in the second quarter of fiscal 2000 was 18.2% compared to 19.4% in the second quarter of fiscal 1999. This decrease in gross margin was primarily the result of: lower profits from the furniture plant which was in the process of permanently closing; lower profits from the Company's largest plant due to start-up inefficiencies as it manufactures office furniture for the first time; and lower profits from the Company's vertically integrated plants due to lower production levels and higher material costs. The Company anticipates increased manufacturing efficiencies in future periods as the largest furniture plant adjusts to manufacturing office furniture along with bedroom furniture.

         The Company's gross margin for six months of fiscal 2000 was 19.1% compared to 20% for the six months of fiscal 1999. This decrease in gross margin was primarily the result of the reasons mentioned in the preceding paragraph.

Selling, General and Administrative (S,G&A) Expense - For the second quarter of fiscal 2000, S,G&A expense amounted to $3,210,000 or 13.4% of sales compared to $2,988,000 or 14.7% of sales for the second quarter of fiscal 1999. The primary reason for the decline as a percent of sales is the fixed nature of the majority of these expenses as compared to the substantial increase in sales.

         For the first six months of fiscal 2000, S,G&A expense amounted to $6,933,000 or 13.2% of sales compared to $5,970,000 or 13.8% of sales for the first six months of fiscal 1999. The primary reason for the decline as a percent of sales is the reason mentioned above.

Plant Closing Reserve - During the second quarter of fiscal 2000, the Company sold the property, plant & equipment of the closed plant, and the proceeds were greater than the net book value thereby creating both the plant closing reserve credit of $125,000 and the gain on sale of assets of $144,000. (See Note 7)

Operating Profit - For the second quarter of fiscal 2000, operating profit was $1,276,000 or 5.3% of sales, including a $125,000 plant closing reserve credit. For the second quarter of fiscal 1999, operating profit was $957,000 or 4.7% of sales. The primary reason for the increase in the operating profit margin is the plant closing reserve credit. For the six months ended February 26, 2000, operating profit was $3,197,000 or 6.1% of sales including the $125,000 plant closing reserve credit, as compared to $2,703,000 or 6.2% of sales for the first six months of the previous year. This decrease as a percent of sales was primarily a result of the reasons mentioned above for the change in gross margin.

Interest Expense - For the second quarter of fiscal 2000, net interest was $548,000 compared to $441,000 for the second quarter of fiscal 1999. For the first six months of fiscal 2000, net interest expense was $1,051,000 compared to $894,000 for the previous year. These increases were primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth, and higher interest rates. During the first quarter of fiscal 1999, the Company implemented the use of interest rate swaps as a cash flow hedge to effectively fix the interest rate on part of its variable rate debt. As of February 26, 2000, $8 million of the Company's variable rate debt was subject to interest rate swaps.

         During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing will reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $125,000 related to the recording of property, plant, and equipment at net realizable value; $215,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by Company policy, is related to the termination of certain salaried and support staff personnel. During the quarter ended February 26, 2000, the Company entered into a contract to sell property, plant, and equipment related to this closed plant. Subsequent to the end of the second fiscal quarter, the transaction was completed resulting in a $144,000 gain on sale of assets which will be reflected in the fiscal 2000 third quarter results of operations. The Company recorded a $125,000 plant closing reserve credit in the second fiscal quarter as certain plant closing costs became known. The balance in the plant closing reserve as of February 26, 2000 is $69,000.

         Approximately 62% of the Company's total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

         Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 59 days for the first six months of fiscal 2000 and 56 days for the first six months of fiscal 1999. This increase was primarily the result of slower payments by several import customers. The Company's average days of inventory on hand averaged 81 days for the first six months of fiscal 2000 compared to 89 days for the first six months of fiscal 1999. This decrease is primarily the result of a 21% sales increase and a 12% increase in inventories.

Key elements of the Consolidated Statements of Cash Flows:

                                                                      Six Months
                                                                2000               1999
                                                                ----               ----
Net cash provided (used) by operating activities              $259,000         $(1,490,000)
Cash used for investing activities                             (93,000)           (178,000)
                                                              --------         ------------
Net cash flows from operating and investing activities         166,000          (1,668,000)
Cash provided by financing activities                          300,000           1,153,000
                                                              --------         ------------
Net change in cash and cash equivalents                       $466,000         $  (515,000)
                                                              ========         ============

         During the first six months of fiscal 2000, the Company provided cash flows from operating activities of $259,000 compared to cash flows used of $1,490,000 for the six months period in fiscal 1999. The operating cash flows provided in the current year are greater than funds used the previous year primarily due to the decreased inventory, and higher accounts payable and accrued expenses, partially offset by higher accounts receivable. Investing activities used approximately $93,000 during the first six months of fiscal 2000 for routine capital expenditures partially offset by proceeds from the sales of property, plant, and equipment. Investing activities used $178,000 during the first six months of fiscal 1999 for routine capital expenditures. Financing activities provided $300,000 and $1,153,000 during the first six months of fiscal 2000 and fiscal 1999 respectively, which came primarily from net borrowings on the revolving line of credit.

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

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. At February 26, 2000, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $106,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at February 26, 2000. The Company has effectively fixed the interest on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. The fair market value of these swaps is immaterial.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of security holders on February 15, 2000 at which security holders; (a) elected five directors of the Company for the ensuing year, (b) approved an amendment to the 1993 Long-Term Incentive Stock Plan For Employees, and, (c) ratified the appointment of Arthur Andersen LLP as auditors for the 2000 fiscal year.

         Results of the voting in connection with these items were as follows:

Election of Directors
---------------------
                          For       %               Against       %
                          ---       -               -------       -
Donald D. Dreher       3,299,263    81               14,154       0
Joseph G. Hill         3,299,220    81               14,197       0
Joseph L. Ponce        3,299,317    81               14,100       0
Thomas M. Levine       3,299,317    81               14,100       0
David M. Martin        3,299,317    81               14,100       0

Amendment of Incentive Stock Plan
---------------------------------
       For        %                   Against   %
       ---        -                   -------   -
    2,896,427     72                  412,394   10

Ratification of Accountants
---------------------------
       For        %                   Against   %
       ---        -                   -------   -
    3,300,544     81                   12,136   0

         There were 3,313,417 shares of Common Stock represented present in person at the meeting constituting 82% of the 4,050,214 shares of Common Stock outstanding, therefore a quorum was present at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS

         27.  Financial Data Schedule


        (b)  REPORTS ON FORM 8-K

                  None.



                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DMI FURNITURE, INC.
                                              (Registrant)


Date:  April 13, 2000                                   /s/Joseph G. Hill
                                                        -----------------
                                                        Joseph G. Hill
                                                        Vice President-Finance,
                                                        Chief Financial Officer,
                                                        Secretary & Treasurer