Form 10-Q
period 2000-05-27
DMI FURNITURE INC
filed 2000-07-10
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                    For the fiscal quarter ended May 27, 2000
                   ------------------------------------------


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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the last practicable date:
CLASS - Common Stock, Par Value $.10 per Share
OUTSTANDING AT MAY 27, 2000 -  4,132,255



INDEX

Part I. Financial Information                                                 Page
                                                                              -----

        Consolidated Balance Sheets - May 27, 2000
            and August 28, 1999                                                3, 4

        Consolidated Statements of Income - Three and Nine Months
         Ended May 27, 2000 and May 29, 1999                                      5

        Consolidated Statements of Cash Flows - Nine Months Ended
          May 27, 2000 and May 29, 1999                                        6, 7

        Notes to Consolidated Financial Statements                             8-11

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12-15

Part II. Other Information                                                       16

Index to Exhibits

         10.a.   Fifth Amendment To Amended And Restated Credit Agreement   17 - 19
         10.b.   Sixth Amendment To Amended And Restated Credit Agreement   20 - 21
         27.     Financial Data Schedule                                         22


                                  PART I.  FINANCIAL INFORMATION
                                            DMI FURNITURE, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                          (Amounts in thousands)



                                                                         (Unaudited)
                                                                            May 27,               Aug. 28,
ASSETS                                                                       2000                   1999
------                                                                     -------                 -------


Current assets:
  Cash                                                                     $   635                 $   785
  Accounts receivable - net                                                 18,150                  12,686
  Inventories (Note 4)                                                      20,547                  18,905
  Other current assets                                                         471                     471
  Current portion of deferred income taxes                                     973                   1,103
                                                                           -------                 -------
    Total current assets                                                    40,776                  33,950

Property, plant and equipment - at cost (Note 1)                            20,169                  22,750
  Less accumulated depreciation                                             10,349                  11,871
                                                                           -------                 -------
    Net property, plant and equipment                                        9,820                  10,879

Other assets                                                                   438                     450
                                                                           -------                 -------

Total Assets                                                               $51,034                 $45,279
                                                                           =======                 =======


                             See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Amounts in thousands)


                                                                        (Unaudited)
                                                                           May 27,                  Aug. 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        2000                      1999
------------------------------------                                      --------                  --------


Current liabilities:
  Trade accounts payable                                                  $  4,232                  $  2,527
  Accrued liabilities                                                        3,426                     2,665
  Long-term debt due within one year                                         1,500                     1,509
                                                                          --------                  --------
    Total current liabilities                                                9,158                     6,701

Long-term liabilities:
  Long-term debt                                                            26,501                    25,425
  Accrued pension costs                                                        660                       636
  Deferred compensation                                                        205                       228
  Deferred income taxes                                                        549                       549
                                                                          --------                  --------
                                                                            27,915                    26,838

Stockholders' equity:
  Common stock                                                                 413                       405
  Additional paid-in capital                                                16,754                    16,551
  Retained deficit                                                          (2,955)                   (4,965)
  Minimum pension liability                                                   (251)                     (251)
                                                                          --------                  --------
    Total stockholders' equity                                              13,961                    11,740
                                                                          --------                  --------

Total liabilities and stockholders' equity                                $ 51,034                  $ 45,279
                                                                          ========                  ========



                             See accompanying notes.

                               DMI FURNITURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                 NINE  MONTHS ENDED
                                                              -------------------------         -------------------------
                                                               May 27,          May 29,          May 27,          May 29,
                                                                2000             1999             2000             1999
                                                              --------         --------         --------         --------
Net sales                                                     $ 26,849         $ 18,950         $ 79,247         $ 62,240

Cost of sales                                                   21,326           15,035           63,719           49,652
                                                              --------         --------         --------         --------

Gross profit                                                     5,523            3,915           15,528           12,588

Selling, general and
  administrative expenses                                        3,964            3,006           10,897            8,976

Plant closing reserve (Note 6)                                       0                0             (125)               0
                                                              --------         --------         --------         --------

Operating profit                                                 1,559              909            4,756            3,612

Interest expense (net)                                            (571)            (411)          (1,622)          (1,305)
Gain on disposal of property, plant & equipment                    158                0              173                0
                                                              --------         --------         --------         --------

Income before income taxes                                       1,146              498            3,307            2,307

Provision for income taxes (Note 2)                               (459)            (189)          (1,297)            (873)
                                                              --------         --------         --------         --------

Net income                                                    $    687         $    309         $  2,010         $  1,434
                                                              ========         ========         ========         ========


Earnings per common share (Note 3):

                Basic                                         $   0.17         $   0.08         $   0.49         $   0.36
                                                              ========         ========         ========         ========

                Diluted                                       $   0.16         $   0.07         $   0.47         $   0.33
                                                              ========         ========         ========         ========


                             See accompanying notes.

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                    May 27,              May 29,
                                                                                      2000                1999
                                                                                    -------              -------

Cash flows from operating activities:
  Net income                                                                        $ 2,010              $ 1,434
  Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
    Gain on sale of assets                                                             (173)                   0
    Depreciation and amortization                                                       826                  933
    Deferred income taxes (Note 2)                                                      130                   96
    Pension costs                                                                        24                 (110)
    Deferred compensation                                                               (23)                 (23)
    Changes in assets and liabilities:
      Accounts receivable                                                            (5,464)              (1,119)
      Inventories                                                                    (1,642)              (1,287)
      Other assets                                                                      (42)                (304)
      Trade accounts payable                                                          1,705                 (797)
      Accrued liabilities                                                               951                 (686)
                                                                                    -------              -------

     Total adjustments                                                               (3,708)              (3,297)
                                                                                    -------              -------

     Net cash used by operating activities                                           (1,698)              (1,863)
                                                                                    -------              -------

Cash flows provided (used) by investing activities:
  Capital expenditures                                                                 (316)                (323)
  Proceeds from sale of property, plant & equipment (Note 6)                            777                    0
                                                                                    -------              -------

    Cash provided (used) by investing activities                                        461                 (323)
                                                                                    -------              -------


                             See accompanying notes.

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Amounts in thousands)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                    May 27,                   May 29,
                                                                     2000                      1999
                                                                   --------                  --------
Cash flows provided (used) by financing activities:
  Borrowings from line of credit                                     25,350                    24,117
  Payments on line of credit                                        (23,150)                  (21,250)
  Payments on long term debt                                         (1,133)                   (1,021)
  Proceeds from stock options exercised                                  20                       382
                                                                   --------                  --------
    Cash provided by financing activities                             1,087                     2,228


Increase  (decrease) in cash                                           (150)                       42

Cash - beginning of period                                              785                     1,092
                                                                   --------                  --------

Cash - end of period                                               $    635                  $  1,134
                                                                   ========                  ========



Cash paid for:
  Interest                                                         $  1,562                  $  1,284
                                                                   ========                  ========

  Income taxes                                                     $    999                  $  1,218
                                                                   ========                  ========



                             See accompanying notes.

 DMI FURNITURE, INC.

                   Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

         The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at May 27, 2000 and for the three and nine months ended May 27, 2000 and May 29, 1999 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

         The specific useful lives of property, plant, and equipment are as follows:

                  Building and Leasehold Improvements     8 - 35 yrs.
                  Machinery and Equipment                 3 - 13 yrs.

         For the periods ending May 27, 2000 and May 29, 1999, comprehensive income and net income are equal.

(2) Income Taxes

         Income tax expense consisted of the following (in thousands):

                        Three Months Ended               Nine Months Ended
                       May 27,        May 29,           May 27,       May 29,
                        2000           1999              2000          1999
                       ------         ------            ------        ------
Current                $  418         $  170            $1,167        $  777
Deferred                   41             19               130            96
                       ------         ------            ------        ------
Total                  $  459         $  189            $1,297        $  873
                       ======         ======            ======        ======

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):







                                   Three Months Ended                    Nine Months Ended
                                 May 27,         May 29,              May 27,          May 29,
                                  2000             1999                2000             1999
                                 ------           ------              ------           ------
Tax at 34% statutory rate        $  389           $  168              $1,124           $  784
State income taxes                   70               21                 173               89
                                 ------           ------              ------           ------
Income Taxes                     $  459           $  189              $1,297           $  873
                                 ======           ======              ======           ======


(3) Earnings Per Common Share

            Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated as follows (unaudited):

                                                        (Thousands except per share amounts)
                                                Three Months Ended              Nine Months Ended
                                               May 27,        May 29,          May 27,      May 29,
                                                2000           1999             2000          1999
                                               ------         ------           ------        ------
Net income                                     $  687         $  309           $2,010        $1,434
                                               ======         ======           ======        ======

Average common shares outstanding               4,132          4,041            4,094         3,973
Common stock equivalents-dilutive
  options                                         187            390              148           437
                                               ------         ------           ------        ------
Average shares of common stock
  and equivalents outstanding                   4,319          4,431            4,242         4,410
                                               ======         ======           ======        ======

Basic earnings per share                       $  .17         $  .08           $  .49        $  .36
                                               ======         ======           ======        ======
(Net income applicable to common stock
  divided by average common shares
  outstanding)
Diluted earnings per share                     $  .16         $  .07           $  .47        $  .33
                                               ======         ======           ======        ======
(Net income divided by average shares
  of common stock and equivalents
  outstanding)

(4) Inventories

         Inventories were comprised of the following at May 27, 2000 and August 28, 1999:

                               May 27, 2000                     Aug. 28,1999
                               ------------                     ------------
Finished Products               $15,647,000                      $13,415,000
Work in Process                     361,000                          525,000
Raw Materials                     4,539,000                        4,965,000
                                -----------                      -----------
                                $20,547,000                      $18,905,000
                                ===========                      ===========

(5) Major customers and sources

         The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, mass merchandisers, and independent distributors, as well as numerous smaller retailers. The Company's four largest customers accounted for approximately 54% and 46% of the Company's total sales for the three and nine months ended May 27, 2000 respectively. One customer, Sam's Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company's total net sales for the three and nine months ended May 27, 2000. The loss of more than one of these customers at the same time or one of the largest four could have a material adverse effect on the business of the Company. As of May 27, 2000, one customer accounted for approximately 34% of total accounts receivable.

         Approximately 62% of the Company's total sales are of imported product for the first nine months of fiscal 2000, as compared to 51% of sales for the first nine months of fiscal 1999. The Company sources these products from various factories in Asia, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

(6) Plant closing

         During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. This closing will reduce the underutilized manufacturing capacity of the Company. The Company recorded a pre-tax charge of approximately $600,000 in the fourth quarter of fiscal 1999 related to this closing. The charge included book provisions of approximately: $125,000 related to the recording of property, plant, and equipment at net realizable value; $215,000 for recording certain inventory items at net realizable value; $85,000 for a pension curtailment loss; $105,000 for severance pay; and approximately $70,000 for costs to be incurred after operations cease that are associated with the closing as well as future occupancy related costs. The severance pay, which is called for by Company policy, is related to the termination of certain salaried and support staff personnel. During the quarter ended February 26, 2000, the Company entered into a contract to sell property, plant, and equipment related to this closed plant. During the third quarter the transaction was completed resulting in a $166,000 gain on sale of assets. The Company recorded a $125,000 plant closing reserve credit in the second fiscal quarter, as certain plant closing costs became known. The balance in the plant closing reserve as of May 27, 2000 is zero.

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenue - Net sales for the third quarter of fiscal 2000 ended May 27, 2000 increased approximately $7.9 million, or approximately 42% from the third quarter of fiscal 1999. This increase was primarily the result of increased sales of small office/home office furniture by the DMI Desk Company division, increased sales of commercial office furniture by DMI Office Furniture division, increased sales by the Company's Wynwood and Homestyles divisions, and increased sales to a major customer. This increase was offset somewhat by decreased sales of bedroom furniture by the Dolly Madison Furniture division. Sales by DMI Desk Company increased approximately 97%; sales by DMI Office Furniture increased by approximately 12%; sales by the Company's Wynwood and Homestyles divisions increased by approximately 22% and 470% respectively; sales by Dolly Madison division decreased by approximately 16%. Although the Company expects that sales growth for comparable periods in the future is possible, the magnitude of any sales increases for comparable periods in the near future will likely be less than the increases being reported for the three and nine month periods in this report.

         Net sales for the nine months of fiscal 2000 ended May 27, 2000 increased approximately $17 million, or approximately 27% from the first nine months of fiscal 1999. This increase was primarily the result of increased sales of small office/home office furniture by the DMI Desk Company division, increased sales of commercial office furniture by DMI Office Furniture division, increased sales by the Company's Wynwood and Homestyles divisions, and increased sales to a major customer. This increase was offset somewhat by decreased sales of bedroom furniture by the Dolly Madison Furniture division. Sales by DMI Desk Company increased approximately 29%; sales by DMI Office Furniture increased by approximately 6%; sales by the Company's Wynwood and Homestyles divisions increased by approximately 69% and 720% respectively; sales by Dolly Madison division decreased by approximately 13%.

         Gross Margin - The Company's gross margin in the third quarter of fiscal 2000 was 20.6% compared to 20.7% in the third quarter of fiscal 1999. The Company's gross margin for nine months of fiscal 2000 was 19.6% compared to 20.2% for the nine months of fiscal 1999. The decrease in gross margin for the nine month period was primarily the result of: lower profits from the Company's largest plant due to start-up inefficiencies as it manufactures office furniture for the first time; and lower profits from the Company's vertically integrated plants due to lower production levels and higher material costs. The Company anticipates increased manufacturing efficiencies in future periods as the largest furniture plant adjusts to manufacturing office furniture along with bedroom furniture.

Selling, General and Administrative (S,G&A) Expense - For the third quarter of fiscal 2000, S,G&A expense amounted to $3,964,000 or 14.8% of sales compared to $3,006,000 or 15.9% of sales for the third quarter of fiscal 1999. The primary reason for the decline as a percent of sales is the fixed nature of the majority of these expenses as compared to the substantial increase in sales.

         For the first nine months of fiscal 2000, S,G&A expense amounted to $10,897,000 or 13.8% of sales compared to $8,976,000 or 14.4% of sales for the first nine months of fiscal 1999. The primary reason for the decline as a percent of sales is the reason mentioned above.

Plant Closing Reserve - During the second quarter of fiscal 2000, the Company sold the property, plant & equipment of the closed plant, and the proceeds were greater than the net book value thereby creating both the plant closing reserve credit of $125,000 and a gain on sale of assets of $166,000. (See Note 6)

Operating Profit - For the third quarter of fiscal 2000, operating profit was $1,559,000 or 5.8% of sales. For the third quarter of fiscal 1999, operating profit was $909,000 or 4.8% of sales. The primary reason for the increase in the operating profit margin is the decline of sales, general, and administrative expenses as a percent of sales due to the fixed nature of the majority of these expenses as compared to the substantial increase in sales. For the nine months ended May 27, 2000, operating profit was $4,756,000 or 6.0% of sales including the $125,000 plant closing reserve credit, as compared to $3,612,000 or 5.8% of sales for the first nine months of the previous year. This increase as a percent of sales was primarily a result of the plant closing reserve credit.

Interest Expense - For the third quarter of fiscal 2000, net interest was $571,000 compared to $411,000 for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, net interest was $1,622,000 compared to $1,305,000 for the same period of fiscal 1999. These increases were primarily the result of higher interest rates as well as borrowings to finance higher levels of accounts receivable and inventory to support the sales growth. During the first quarter of fiscal

1999, the Company implemented the use of interest rate swaps as a cash flow hedge to effectively fix the interest rate on part of its variable rate debt. As of May 27, 2000, $8 million of the Company's variable rate debt was subject to interest rate swaps.


         Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 59 days for the first nine months of fiscal 2000 and 56 days for the same period of fiscal 1999. This increase was primarily the result of significant amounts outstanding to a major customer that the Company expects to collect in due course. The Company's average days of inventory on hand averaged 81 days for the first nine months of fiscal 2000 compared to 92 days for the same period of fiscal 1999. The primary reason for the decrease in days of inventory on hand is a greater proportion of sales made on a direct import basis.


Key elements of the Consolidated Statements of Cash Flows:

                                                                         Nine Months
                                                                  2000                1999
                                                                  ----                ----
Net cash used by operating activities                         $(1,698,000)        $(1,863,000)
Cash provided (used) for investing activities                     461,000            (323,000)
                                                              -----------         -----------
Net cash flows from operating and investing activities         (1,237,000)         (2,186,000)
Cash provided by financing activities                           1,087,000           2,228,000
                                                              -----------         -----------
Net change in cash and cash equivalents                       $  (150,000)        $    42,000
                                                              ===========         ===========

                  During the first nine months of fiscal 2000, the Company used cash flows for operating activities of $1,698,000 compared to cash flows used of $1,863,000 the previous year. Investing activities provided $461,000 during the first nine months of fiscal 1999 from the sale of property and equipment partially offset by routine capital expenditures, and investing activities used $323,000 during the first nine months of fiscal 1999 primarily for routine manufacturing plant improvement costs. Financing activities provided $1,087,000 and $2,228,000 during the first nine months of fiscal 2000 and fiscal 1999 respectively, which came primarily from net borrowings on the revolving line of credit.

         The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. At May 27, 2000, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $200,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at May 27, 2000. The Company has effectively fixed the interest on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. The fair market value of these swaps is immaterial.

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


Item 6.   Exhibits and Reports on Form 8-K

        (a) EXHIBITS

                10.a.   Fifth Amendment To Amended And Restated Credit Agreement
                10.b.   Sixth Amendment To Amended And Restated Credit Agreement
                27.     Financial Data Schedule



        (b) REPORTS ON FORM 8-K

                None.




                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DMI FURNITURE, INC.
                                               (Registrant)


Date:  July 10, 2000                           /s/Joseph G. Hill
                                               ------------------------
                                               Joseph G. Hill
                                               Vice President-Finance,
                                               Chief Financial Officer,
                                               Secretary & Treasurer