Form 10-K
period 2000-09-02
DMI FURNITURE INC
filed 2000-10-24
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended September 2, 2000

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
Yes      X      No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Total pages — 58

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,019,325 as of September 2, 2000.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date.

Class	Outstanding at September 2, 2000

Common Stock, Par Value $.10 per Share	4,132,255

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on December 15, 2000 are incorporated by reference into Part III. Part I.

Part I.

Item 1. BUSINESS.

Preliminary Note Regarding Forward-Looking Statements

The information set forth in “Item 1. Business,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their purchases of the Company’s furniture products; changes in fashion or tastes; general conditions in the economy or capital markets; demographic changes; competition; and other factors identified in “Item 1. Business,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other portions of this report.

(a) General Development of Business.

      The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced residential, home office, and commercial office furniture.

(b) Financial Information About Industry Segments.

      The Company’s continuing operations as shown in its Selected Financial Data (See Item 6) for the five years ended September 2, 2000, consist of one industry segment — the manufacture, import, and sale of furniture.

(c) Narrative Description of the Business.

      The Company manufactures, imports, and sells low and medium-priced bedroom furniture, dining furniture, occasional and accent furniture, home office and commercial office furniture, conference tables, and chairs.

      The Company’s furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 2% of the Company’s sales in fiscal 2000. Approximately 6% of the Company’s sales are to wholesale distributors. The Company’s sales are made through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains showrooms for furniture markets in High Point, North Carolina. The Company also participates in the annual NeoCon commercial office furniture tradeshow in Chicago, Illinois.

      The raw materials essential to the domestic manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass. There are a number of sources of supply for wood, board products and fabric. Approximately 42% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by processing purchased logs and lumber through the Company’s saw mill and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company’s existing sources of supply for any of its raw materials became unable to service the Company, the Company believes its furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply. Loss of any one or several sources of supply would not have a material adverse effect on the Company as ample alternative sources exist.

      Approximately 62% of the Company’s total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains showrooms, production offices, and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

      The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:

Trademark	Product	Date

TOP GUARD	All DMI products	2002

Wood Classics Furniture Company	All DMI products	2006

Carolina Desk Company	All DMI products	2008

DMI	All DMI products	2009

DMI Furniture, Inc.	All DMI products	2009

Wood Manor	All DMI products	2007

Cyber City Furniture Warehouse	All DMI products	2007

Carolina Classics Office Furniture Company	All DMI products	2010

Wynwood	All DMI products	2009

Homestyles	All DMI products	Pending

Dolly Madison	All DMI products	2010

Barrister Oak	All DMI products	2008

Freelance	All DMI products	Pending

Euroflex	All DMI products	Pending

Flexcom	All DMI products	Pending

Shenandoah Valley Furniture Company	All DMI products	Pending

Locust Grove Furniture Company	All DMI products	Pending

Sonoma Collection by Virginia County Furniture Classics	All DMI products	Pending

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

      The Company’s sales have historically not been subject to material seasonal fluctuations. However, as the Company’s seasonal promotions of imported furniture increase, the sales may be more subject to quarterly fluctuations. See Note 10 to the consolidated financial statements.

      It is the furniture industry’s and the Company’s practice to grant extended payment terms from time to time to promote sales of products. From time to time, the Company extends payment terms by 30 to 60 days in an attempt to stimulate sales of its products. The frequency of the special payment terms depends upon general business conditions, but generally extended terms are offered only once or twice per year and then only on certain products. These special payment terms have not had, nor are they expected to have in the future, any material impact on the Company’s liquidity.

      The Company’s six largest customers accounted for approximately 49% of the Company’s total sales in fiscal 2000. One customer accounted for 30.7% of the Company’s total net sales for fiscal 2000. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of September 2, 2000, one customer accounted for approximately 34% of total accounts receivable. The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

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

      The Company believes it is a leading producer and marketer of popular priced “promotional” bedroom furniture, home office furniture, and wood office furniture.

      The Company employs approximately 382 employees, of whom approximately 108 are covered by collective bargaining contracts. The collective bargaining agreement with the United Steel Workers of America, Local 331U, covering 86 employees, expires on March 31, 2001. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.

Item 2. PROPERTIES.

      The Company’s principal offices are located in 10,336 square feet of leased office space in Louisville, Kentucky.

      The Company owns two operating furniture-manufacturing plants located in Huntingburg, Indiana (78,910 square feet, and 100,000 square feet); a sawmill and a dimension parts plant located in Ferdinand, Indiana; and a fabrication plant in Huntingburg, Indiana (98,000 square feet). In addition, the Company owns two warehousing facilities totaling 335,000 square feet in Huntingburg, Indiana.

      During fiscal 2000 the Company closed and sold its furniture manufacturing plant located in Ferdinand, Indiana (117,823 square feet). See Note 12 to the financial statements for additional information.

      All of the Company’s properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

      The productive capacity and extent of utilization of each of the Company’s manufacturing facilities for the fiscal year ended September 2, 2000 are set forth in the table below. “Productive capacity” is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

	Fiscal 2000
Facility	Capacity	Production	%Utilized

	(dollars in thousands)
Huntingburg, Ind. 5th St. Plant	$22,695	$20,089	89%

Huntingburg, Ind. Chestnut Street Plant	20,383	17,627	86%

Huntingburg, Ind. Fabricator	9,455	7,576	80%

Ferdinand, Ind. Sawmill/

Dimension Plant	8,313	7,212	87%

	$60,846	$52,504	86%

Item 3. LEGAL PROCEEDINGS.

      The Company is a defendant in various lawsuits arising in the normal course of business. In management’s opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of the fiscal year, which required a vote of security holders.

Part II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS.

(a) Price Range of Common Stock

      The Company’s Common Stock is traded in the over-the-counter market and is quoted on NASDAQ under the trading symbol DMIF. The following table sets forth the high and low bid quotations, as reported by NASDAQ for the Company’s Common Stock, for each fiscal quarter indicated. The quotations represent prices between dealers, do not include commissions, mark-ups or markdowns and may not represent actual transactions.

	High Bid	Low Bid
Price	Price	Price

1st Quarter of 1999	$3.75	$2.06

2nd Quarter of 1999	$4.88	$3.31

3rd Quarter of 1999	$4.13	$2.94

4th Quarter of 1999	$3.19	$2.00

1st Quarter of 2000	$2.50	$1.25

2nd Quarter of 2000	$2.38	$1.00

3rd Quarter of 2000	$2.88	$2.00

4th Quarter of 2000	$2.81	$1.97

(b) Approximate Number of Equity Security Holders

      Title of Class- Common Stock, $.10 Par Value

      Approximate Number of Stockholders as of September 2, 2000 — 1,303

(c) Dividend History

      No dividends have been paid on the Registrant’s Common Stock since its issuance on November 11, 1977.

(d) Dividend Policy

      Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company’s anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business and the retirement of its debt. In addition, the Company’s present financing agreement with Bank One, Indiana, N.A. prohibits the payment of dividends on common stock without the written consent of the bank. See Notes 2 and 5 to the consolidated financial statements.

ITEM 6.
DMI FURNITURE, INC.
SELECTED FINANCIAL DATA (1)

		Fiscal Year Ended

	September 2,	August 28,	August 29,	August 30,	August 31,
	2000	1999	1998	1997	1996

	(Amounts in thousands except per share amounts)
Net sales	$104,837	$80,373	$64,727	$56,434	$55,563

Net income from continuing operations	2,565	(5)1,088	1,975	2,416	(3)376

Diluted earnings per common share (2)	$0.60	(5)$0.25	(4)$0.07	$0.40	(3)$0.07

Total assets	$50,949	$45,279	$41,329	$35,551	$31,178

Long-term debt and capital lease obligations	27,353	26,838	22,917	14,857	13,661

      Notes to selected financial data:

Note 1	-	This summary should be read in conjunction with the related financial statements and notes.

Note 2	-	Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.

Note 3	-	Includes plant closing reserve which reduced net income and earnings per common share by approximately $538,000 and $.09 per share respectively.

Note 4	-	Includes charge from preferred stock redemption of $1,666,000 which impacted diluted earnings per common share by approximately $.40.

Note 5	-	Includes plant closing reserve which reduced net income and earnings per common share by approximately $372,000 and $.08 per share respectively.

Item 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $34,800,000 credit agreement with Bank One, Indiana, N.A. comprised of a $5,300,000 term loan, a $1,500,000 term loan, and a maximum revolving master note loan commitment of $28,000,000 (outstanding balance $19,950,338 as of September 2, 2000). Effective December 1, 2000, the maximum revolving master note payable is $26,500,000, including a $2,500,000 seasonal commitment to finance accounts receivable and inventory. On September 2, 2000, the Company had approximately $2,800,000 available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

      Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company’s days of sales outstanding of accounts receivable averaged 60 days for fiscal 2000 and 57 days for fiscal 1999. Inventory turnover was 4.2 in fiscal 2000 and 3.7 in fiscal 1999. The Company believes it will be able to generate enough cash in fiscal 2001 from operations together with available borrowings under its revolving master note to make scheduled payments on its long-term debt.

      On August 28, 1998 the Company retired its Series C Preferred Stock. Of the 1,995,050 Series C shares outstanding, 1,557,593 shares were redeemed for $3.00 per share by the Company as stated in its Certificate of Incorporation, and 437,457 Series C shares were converted into 722,762 common shares at the option of the holders. The redeeming shareholders were paid a final dividend of $75,319 on the date of redemption. The redemption of the 1,557,593 Series C shares resulted in a $1,666,000 charge to income applicable to common stock because the $3.00 redemption price exceeded the par value of the Series C stock of $2.00, and the Company recognized approximately $109,000 in transaction costs. The redemption was funded through term bank debt and cash. This transaction has, and will continue to, result in a substantial anti-dilutive effect on earnings per common share.

      Key elements of the Consolidated Statement of Cash Flows (in thousands):

	2000	1999	1998

Net cash used by operating activities	$(1,476)	$(4,093)	$(1,211)

Cash provided/(used) in investing activities	298	(385)	(2,233)

Net cash flows from operating and investing activities	(1,178)	(4,478)	(3,444)

Cash provided by financing activities	1,070	4,171	4,025

Net change in cash and cash equivalents	$(108)	$(307)	$581

      During fiscal 2000, fiscal 1999 and fiscal 1998 the Company used cash flows for operations of $1,476,000, $4,093,000 and $1,211,000 respectively, primarily to finance finished goods inventories for its new divisions and new commercial office groups as well as to finance increased accounts receivables from substantially increased sales.

      Cash flows provided from investing activities were $298,000 for fiscal 2000. The cash provided in fiscal 2000 was primarily a result of asset sales related to the closure of Plant 4 (see note 12) partially offset by new equipment purchases. Cash flows of $385,000 were used for investing activities during fiscal 1999 primarily for plant and equipment modernization expenditures. Cash flows of $2,233,000 were used for investing activities during fiscal 1998 primarily to build a new warehousing and distribution facility, as well as to finish a capital project at the Company’s sawmill and dimension plant.

      During fiscal 2000 net cash flows from financing activities of $1,070,000 were used primarily to finance working capital requirements. Net cash flows from financing activities of $4,171,000 for fiscal 1999 were used primarily to finance the previously mentioned fixed assets. Net cash flows from financing activities of $4,025,000 for fiscal 1998 were used to finance the previously mentioned capital expenditures.

      The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt. See Note 2 to the consolidated financial statements.

      The Company’s fiscal 2001 budget for capital expenditures is approximately $484,000. The Company anticipates that its 2001 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures.

      The Company is currently subject to claims under federal and state environmental laws based on allegations that the Company had hazardous substances disposed of at three waste disposal sites. Due to the limited nature of the Company’s involvement in these environmental proceedings, the availability of certain defenses, and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company’s reserve by an amount that would have a material effect on the Company’s financial condition, results of operations or cash flows. Expenses for the year to date were not material. See “Item 3. Legal Proceedings” and Note 4 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

      Net sales for fiscal 2000 increased by $24,464,000 or approximately 30% over fiscal 1999. This increase was primarily volume driven and was the result of increased home office sales and sales by the Company’s Wynwood and Homestyles divisions. The sales changes were as follows: Home office sales accounted for approximately 48% of the sales increase; Wynwood and Homestyles together accounted for approximately 49% of the sales increase; commercial office sales accounted for 8% of the increase; while promotional bedroom sales decreased by approximately 9%. Net sales for fiscal 1999 increased by $15,646,000 or approximately 24% over fiscal 1998. The sales changes were as follows: Home office increased approximately 36%; Wynwood and Homestyles together accounted for approximately 18% of the sales increase; promotional bedroom sales decreased by approximately 8%; and commercial office sales decreased by approximately 5%.

      As a percentage of sales, cost of sales was 80.5% of sales for fiscal 2000, 80.2% of sales for fiscal 1999, and 77.7% of sales for fiscal 1998. The increases in cost of sales as a percentage of sales in fiscal 2000 and fiscal 1999 were primarily a result of lower utilization of the Company’s production facilities and a lower margin product sales mix.

      As a percentage of sales, selling, general and administrative expenses were 13.7% of sales for fiscal 2000, 14.6% of sales for fiscal 1999, and 15.9% of sales for fiscal 1998. The decrease in fiscal 2000 and fiscal 1999 as a percent of sales is primarily the result of the fixed nature of a majority of these expenses relative to the substantial sales increase

      During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000 the company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter the company recognized a $166,000 gain on the sales of assets. The company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter, as plant-closing costs became known. The balance in the plant closing reserve as of September 2, 2000 is zero.

      Net interest expense increased to $2,239,000 in fiscal 2000 from $1,766,000 in fiscal 1999 primarily due to increases in the prime & LIBOR interest rates and higher loan balances to support the increased accounts receivable and inventory balances. Net interest expense increased to $1,766,000 in fiscal 1999 from $1,060,000 in fiscal 1998 primarily due to higher loan balances to support the increased accounts receivable and inventory balances.

      Gain On Disposal Of Property, Plant and Equipment — during fiscal 2000 the Company sold or retired certain assets relating to the closure of the Ferdinand, IN manufacturing plant. The overall effect of the disposal is a $166,000 gain. In addition, other assets were disposed of in the ordinary course of business; the gain on the sale of these assets was approximately $7,000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company expects to adopt the new Statement effective September 3, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

EFFECTS OF INFLATION

      Inflation affects the Company’s business principally in the form of cost increases for material and wages. Management has attempted to cover increased costs by increasing sales prices to the extent permitted by competition. Historically, the Company has not been able to raise sales prices enough so as to offset all increased costs during all past years. The Company believes that its competitors also have not been able to raise their prices so as to offset all increased costs and therefore does not feel that the Company has incurred any material adverse effect on its competitive position. The Company believes that it has been able to minimize the effects of general inflation in the past by improving its manufacturing and purchasing efficiency and increasing its employee productivity. There can be no assurance that inflation will not have a material effect on the Company’s business in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 2, 2000, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $200,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at September 2, 2000. The Company has effectively fixed the interest rates on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of September 2, 2000 the fair market value of these swaps is approximately $193,500. (See Note 13)

DMI FURNITURE, INC.
FORM 10-K
ITEMS 8, 14(a) 1 AND 2 AND 14(d)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:

Page

Consolidated Financial Statements:

Report of Independent Public Accountants	F-1

Consolidated Balance Sheets as of September 2, 2000 and August 28, 1999	F-2, F-3

Consolidated Statements of Income for the years ended September 2, 2000, August 28, 1999 and August 29, 1998	F-4

Consolidated Statements of Stockholders’ Equity for the years ended September 2, 2000, August 28, 1999, and August 29, 1998	F-5

Consolidated Statements of Cash Flows for the years ended September 2, 2000, August 28, 1999, and August 29, 1998	F-6, F-7

Notes to Consolidated Financial Statements	F-8 – F-19

The following financial statement schedule of the registrant is included in Item 14(d):

Page

II—Valuation and Qualifying Accounts	S-1

      Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of DMI Furniture, Inc.:

We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. (a Delaware corporation) and subsidiary as of September 2, 2000 and August 28, 1999 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 2, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of September 2, 2000 and August 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index To Consolidated Financial Statements and Schedules is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

October 11, 2000

Louisville, Kentucky

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
September 2, 1000 and August 28, 1999
(Amounts in thousands)

ASSETS	2000	1999

Current assets:

Cash	$677	$785
Accounts receivable, less allowance for doubtful accounts of $201,000 in 2000 and $175,000 in 1999 (Note 11)	17,891	12,686

Inventories (Note 9)	20,811	18,905

Other current assets	413	471

Current portion of deferred income taxes (Note 8)	1,241	1,103

Total current assets	41,033	33,950

Property, plant and equipment, at cost:

Land	655	753

Buildings and improvements	8,418	9,771

Machinery and equipment	9,891	11,247

Leasehold improvements	985	979

Construction in Progress	399	0

	20,348	22,750
Less accumulated depreciation	10,613	11,871

Net property, plant and equipment	9,735	10,879

Other assets:

Intangible pension asset	0	334

Other	181	116

Total other assets	181	450

Total Assets	$50,949	$45,279

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
September 2, 2000 and August 28, 1999
(Amounts in thousands)
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

Current liabilities:

Trade accounts payable	$3,576	$2,527

Accrued liabilities (Note 9)	3,754	2,665

Long-term debt due within one year (Note 2)	1,500	1,509

Total current liabilities	$8,830	$6,701

Long-term liabilities:

Long-term debt (Note 2)	$26,501	$25,425

Accrued pension costs (Note 7)	0	636

Deferred compensation (Note 7)	176	228

Deferred income taxes (Note 8)	676	549

	$27,353	$26,838

Commitments and contingencies (Notes 3 & 4)

Stockholders’ equity: (Notes 5 & 6) Common stock, $.10 par value, 9,600,000 shares authorized, 4,132,255 shares outstanding (4,042,636 in 1999)	$413	$405

Additional paid-in capital	16,753	16,551

Retained deficit	(2,400)	(4,965)

Accumulated other comprehensive income	0	(251)

Total stockholders’ equity	$14,766	$11,740

Total liabilities and stockholders’ equity and stockholders’	$50,949	$45,279

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

		Years Ended

	September 2,	August 28,	August 29,
	2000	1999	1998

Net sales (Note 11)	$104,837	$80,373	$64,727

Cost of sales	84,399	64,476	50,291

Gross profit	20,438	15,897	14,436

Selling, general and administrative expenses	14,382	11,727	10,279

Plant closing reserve (Note 12)	(125)	600	0

Other income (expense):

Interest expense (net)	(2,239)	(1,766)	(1,060)

Gain on disposal of property, plant and equipment	173	17	10

Other	0	(6)	24

	(2,066)	(1,755)	(1,026)

Income before provision for income taxes	4,115	1,815	3,131

Provision for income taxes (Note 8)	(1,550)	(727)	(1,156)

Net income	$2,565	$1,088	$1,975

Net income applicable to common stock (Note 5)	$2,565	$1,088	$309

Earnings per common share (Notes 1, 5, and 15)

Basic	$0.63	$0.27	$0.09

Diluted	$0.60	$0.25	$0.07

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Three years ended September 2, 2000

	Series C	Number of		Number of			(1)
	Convertible	Series C		Common	Additional	Retained	Minimum
	Preferred	Shares	Common	Shares	Paid-In	Earnings	Pension
	Stock	Outstanding	Stock	Outstanding	Capital	(Deficit)	Liability	Total

BALANCES AT AUGUST 30, 1997	3,990	1,995	315	3,152	15,341	(6,385)	—	13,261

Net income	—	—	—	—	—	1,975	—	1,975

Redemption of preferred stock	(3,115)	(1,558)	—	—	—	(1,667)	—	(4,782)

Conversion of preferred stock	(875)	(437)	73	723	802	—	—	—

Dividends on preferred stock	—	—	—	—	—	24	—	24

Other comprehensive income	—	—	—	—	—	—	(263)	(263)

Issuance of common stock	—	—	2	17	40	—	—	42

BALANCES AT AUGUST 29, 1998	—	—	390	3,892	16,183	(6,053)	(263)	10,257

Net income	—	—	—	—	—	1,088	—	1,088

Other comprehensive income	—	—	—	—	—	—	12	12

Issuance of common stock	—	—	15	151	368	—	—	383

BALANCES AT AUGUST 28, 1999	—	—	$405	4,043	$16,551	$(4,965)	$(251)	$11,740

Net income	—	—	—	—	—	2,565	—	2,565

Other comprehensive income	—	—	—	—	—	—	251	251

Issuance of common stock	—	—	8	89	202	—	—	210

BALANCES AT SEPTEMBER 2, 2000	—	—	$413	4,132	$16,753	$(2,400)	$—	$14,766

(1)	This column provides information with respect to accumulated other comprehensive income.

(2)	Comprehensive income consists of the following (in thousands) 2000 - $2,816;1999 - $1,100; 1998 - $1,712

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	Sep. 2,	Aug. 28,	Aug. 29,
	2000	1999	1998

Cash flows from operating activities:

Net income	$2,565	$1,088	$1,975

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	1,072	1,220	1,244

Amortization of loan closing costs	24	24	22

(Gain) loss on disposal of property, plant and equipment	(173)	(17)	9

Deferred income taxes	(11)	(45)	(219)

Changes in assets and liabilities:

Accounts receivable	(5,205)	(2,434)	(1,103)

Inventories	(1,906)	(2,609)	(4,035)

Other assets	(5)	(126)	(4)

Trade accounts payable	1,049	(994)	631

Accrued liabilities	1,296	6	409

Accrued pension costs	(130)	(161)	(92)

Deferred compensation	(52)	(45)	(48)

Total adjustments	(4,041)	(5,181)	(3,186)

Net cash used by operating activities	(1,476)	(4,093)	(1,211)

Cash flows provided/(used) by investing activities:

Capital expenditures	(479)	(404)	(2,292)

Proceeds from the disposal of property, plant and equipment	777	19	59

Net cash provided/(used) by investing activities	298	(385)	(2,233)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Amounts in thousands)

		Years Ended
	Sep. 2,	Aug. 28,	Aug. 29,
	2000	1999	1998

Cash flows provided/(used) by financing activities

Borrowings from line-of-credit	32,950	32,567	24,672

Payments on line-of-credit	(30,250)	(27,150)	(21,158)

Additions to long-term debt	—	—	5,727

Payments on long-term debt	(1,633)	(1,400)	(1,181)

Restricted cash	—	—	1,080

Cash dividends on preferred stock	—	—	(374)

Proceeds from stock options exercised	3	154	41

Retirement of preferred stock	—	—	(4,782)

Net cash provided by financing activities	1,070	4,171	4,025

Increase/(Decrease) in cash	(108)	(307)	581

Cash — beginning of period	785	1,092	511

Cash — end of period	$677	$785	$1,092

Cash paid for:

Interest (net of amounts capitalized)	$2,205	$1,739	$1,014

Income taxes	$1,274	$1,044	$1,164

Non cash Items:

Stock grants	$207	$229	$1

See accompanying notes.

DMI FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

      The Company — The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry — the Company manufactures, imports, and sells residential, home office, and commercial office furniture. The Company has more than one operating segment which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Its principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States. The Company’s fiscal year consists of a fifty-two week period ending on the last Saturday in August. Approximately every seven years the Company’s fiscal year consists of fifty-three weeks. Fiscal year 2000 consists of a fifty-three week period ending the first Saturday in September. Fiscal years 1999 and 1998 presented in this report consist of fifty-two weeks.

      Inventories — Inventories are valued at the lower of cost (first-in, first-out method) or market.

      Depreciation — Depreciation is provided on the basis of estimated useful lives of the property, plant and equipment, using the straight-line method. The useful lives of property, plant and equipment are as follows: Building and leasehold improvements, 8-35 years; and machinery and equipment, 3-13 years.

      Income taxes — The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 8 for additional information)

      Earnings per common share — Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period (2000-4,274,000; 1999 — 4,383,000; 1998 — 4,214,781), and assumes the conversion of the Series C Preferred Stock into common stock. (See Note 15 for additional information)

      Consolidated Statements of Cash Flows — For purposes of the Consolidated Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

      Advertising — The Company expenses advertising-type costs as incurred. Advertising expense was approximately $1,672,000, $1,906,000 and $1,211,000 in fiscal 2000, 1999 and 1998 respectively.

      Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Long-lived assets — In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997 and the application of the standard has not resulted in an impairment loss.

      Revenue recognition – The Company recognizes sales of its products when the products are shipped to customers.

      Impact of Recently Issued Accounting Standards – In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company expects to adopt the new Statement effective September 3, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2. Long-term debt
Long-term debt consists of the following:

	2000	1999

Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2002; weekly adjustable coupon interest rate (4.62% on 9/2/00) and payable monthly.	$2,230,000	$2,230,000

Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2003; weekly adjustable coupon interest rate (4.62% on 9/2/00) and payable monthly.	2,020,000	2,020,000

Term note payable to bank; due in 45 monthly principal installments of $116,666.67 through 5/31/02; interest at prime + .25% (9.75%) or LIBOR + 2.5% (9.37%).	2,501,000	4,017,000

Term note payable to bank; due in 60 monthly principal installments of $8,333.33 and final payment of $1 million on 8/31/03; interest at prime + .25% (9.75%) or LIBOR + 2.5% (9.37%).	1,300,000	1,408,000

	2000	1999

$28,000,000 revolving master note payable to bank; interest at prime + .25 (9.75%) or LIBOR + 2.5% (9.37%); expires December, 2000.	19,950,000	17,250,000

Capital leases on equipment; payable quarterly through March, 2000; interest at various rates.	0	9,000

	28,001,000	26,934,000

Less portion due within one year	1,500,000	1,509,000

	$26,501,000	$25,425,000

      With respect to the term notes and revolving loan above, the Company has the option of borrowing based on prime rate + .25% or London Interbank Offered Rate (LIBOR) + 2.50%. As of September 2, 2000, $18 million of the revolver note balance and $3.6 million of the term loans were LIBOR priced.

      Substantially all assets are pledged to collateralize long-term debt. On September 2, 2000, the Company had no additional borrowings available under the formula for calculating its available borrowings.

      With respect to the Economic Development Revenue Bonds (Bonds), the Company has the option to establish the Bonds’ interest rate form (variable or fixed interest rate). When the Bonds are in the variable rate form, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment on the Bonds. If any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. If the Bonds cannot be remarketed the lender is committed to providing financing for up to 372 days. The letters of credit expire in 2001 unless earlier extended by the bank. As a result of these bank commitments, the Bonds are classified as long-term debt in the accompanying balance sheet.

      The aggregate maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows:

2001	$1,500,000

2002	25,393,000

2003	1,108,000

2004	—

2005	—

Thereafter	—

$28,001,000

      The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a fixed charge ratio, tangible net worth, and ratio of total funded debt to EBITDA, all as defined in the bank financing agreement. The financing agreement further restricts the Company from, among other things, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends; and, acquiring capital assets in excess of the annual depreciation. As of September 2, 2000 the Company is in compliance with the aforementioned covenants.

On October 9, 2000 Bank One, Indiana, NA committed, effective December 1, 2000, to a maximum revolving master note payable of $26,500,000 including a $2,500,000 seasonal commitment, to finance accounts receivable and inventory. In addition, the revolving master note payable expiration date was extended to December 31, 2001.

3. Lease commitments

      The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

      Future minimum lease payments at September 2, 2000 under these leases are as follows:

2000	$1,220,000

2001	655,000

2002	134,000

2003	15,000

2004	9,000

Total minimum payments	$2,033,000

      Rent expense under operating leases charged to operations during fiscal years 2000, 1999 and 1998 was $1,114,000, $844,000 and $785,000 respectively.

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

      The Company has entered into individual employment agreements with certain of its officers, which expire at various times through August 31, 2001. Certain of these agreements provide for lump sum payments in the event employment is terminated as a result of a change in ownership of the Company as defined in the agreements.

5. Convertible preferred stock

      On August 28, 1998 the Company retired its Series C Preferred Stock. Of the 1,995,050 Series C shares outstanding, 1,557,593 shares were redeemed for $3.00 per share by the Company as stated in its Certificate of Incorporation, and 437,457 Series C shares were converted into 722,762 common shares at the option of the holders. The redeeming shareholders were paid a final dividend of $75,319 on the date of redemption. The redemption of the 1,557,593 Series C shares caused a $1,666,000 charge to income applicable to common stock because the $3.00 redemption price exceeded the par value of the Series C stock of $2.00, and the Company recognized approximately $109,000 in transaction costs. The redemption was funded through term bank debt and cash. There were $399,010 of preferred dividends accrued in fiscal 1997 of which approximately $374,000 were paid in fiscal 1998.

6. Stock options

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been affected as follows. Because the method of accounting required by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	2000	1999	1998

Net income: As reported	2,565,000	$1,088,000	$1,975,000

Proforma	2,504,000	993,000	1,907,000

Diluted earnings per common share:

As reported	$.60	$.25	$.07	(1)

Proforma	.59	.23	.06	(1)

      (1) Net income applicable to common stock was used to compute fiscal 1998 diluted earnings per common share. See Note 5 for additional information.

      Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders February, 1989. In February, 1994 the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. On February 15, 2000 the maximum shares of common stock allowed to be issued was increased to 800,000 shares for the 1993 Long Term Incentive Stock Plan for Employees. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant.

A summary of the option transactions during the three years ended September 2, 2000 follows:

	2000			1999		1998
			Weighted		Weighted		Weighted
			Average		Average		Average
	Options		Exercise	Options	Exercise	Options	Exercise
	(000)		Price	(000)	Price	(000)	Price

Outstanding-beginning of year	783	$1.98	805		$1.92	707	$1.80

Granted	5	1.75	20		3.63	100	2.88

Exercised	—	—	(42)		1.70	(2)	1.38

Expired	(22)	2.65	—		—	—	—

Outstanding-end of year	766	$1.96	783		$1.98	805	$1.92

Exercisable at end of year	718	$1.89	668		$1.80	616	$1.71

Weighted-average fair value of options granted during the year		$1.75			$2.18		$1.64

      Exercise prices for options outstanding as of September 2, 2000 ranged from $1.38 to $3.63. The weighted-average remaining contractual life of those options is 4 years.

      Included in the above are non-qualified options for 366,724 shares of common stock for $1.38 to $2.50 per share to certain employees/directors, which have a total option price of approximately $652,000. The options are immediately exercisable for up to ten years after the date of grant.

      The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock for options granted prior to March 15, 1998. A new plan was adopted effective March 15, 1998 authorizing the Company to issue options to non-employee directors to acquire a maximum of 100,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended September 2, 2000 follows:

	2000			1999		1998
			Weighted		Weighted		Weighted
			Average		Average		Average
	Options		Exercise	Options	Exercise	Options	Exercise
	(000)		Price	(000)	Price	(000)	Price

Outstanding-beginning of year	45	$2.77	55		$2.49	52	$2.15

Granted	3	2.69	9		4.00	6	2.81

Exercised	(2)	1.47	(18)		2.53	(3)	1.98

Expired	(2)	1.75	(1)		2.62	—	2.25

Outstanding-end of year	44	$2.87	45		$2.77	55	$2.49

Exercisable at end of year	37	$2.74	33		$2.42	39	$2.12

Weighted-average fair value of options granted during the year		$2.69			$2.41		$1.73

      Exercise prices for options outstanding as of September 2, 2000 ranged from $1.19 to $4.00. The weighted-average remaining contractual life of those options is 5.5 years.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999, and 1998: expected volatility of 36.1 percent; risk-free interest rate of 5.75 percent; expected lives for options of 10 years; and expected dividend yield of 0 percent based on the Company’s history of no dividend payments on common stock.

7. Pension plans

      The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $113,000 in fiscal 2000, $142,000 in fiscal 1999, and $116,000 in fiscal 1998. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under ERISA.

      Net pension costs for the defined benefit plan in fiscal 2000, fiscal 1999 and fiscal 1998 was computed as follows:

	2000	1999	1998

Service cost-benefits earned	$77,623	$77,211	$59,554

Interest cost on projected benefit obligation	230,881	220,314	205,198

Actual return on plan assets	(224,024)	(191,850)	(172,984)

Amortization of transition obligation	9,907	9,907	9,907

Amortization of unrecognized prior service cost	15,326	15,326	13,990

Recognized actuarial (gain)/loss	3,535	10,649	—

Net pension expense	$113,248	$141,557	$115,665

      The funded status of the defined benefit plan at September 2, 2000 and August 28, 1999 is shown below:

	2000	1999

Change in benefit obligation:

Benefit obligation at beginning of year	$3,365,596	$3,073,659

Service cost	77,623	77,211

Interest cost	230,881	220,314

Plan amendments	—	27,125

Benefits paid	(249,910)	(204,313)

Actuarial (gain) or loss	(417,841)	171,600

Benefit obligation at end of year	$3,006,349	$3,365,596

Change in plan assets:

Fair value of plan assets at beginning of year	$2,729,220	$2,266,559

Actual return on plan assets	519,996	371,974

Employer contributions	200,000	295,000

Benefits paid	(249,910)	(204,313)

Fair Value of plan assets at end of year	$3,199,306	$2,729,220

Reconciliation of funded status:

Funded status	$192,957	$(636,376)

Unrecognized actuarial (gain) or loss	(423,367)	378,981

Unrecognized transition (asset) or obligation	99,064	108,971

Unrecognized prior service cost	209,907	225,233

Net amount recognized at year-end	$78,561	$76,809

Amounts recognized in the statement of financial position consists of:

Prepaid benefit cost	$78,561	$—

Accrued benefit liability	—	$(636,376)

Intangible asset	—	334,204

Accumulated other comprehensive income	—	378,981

Net amount recognized at year-end	$78,561	$76,809

Other comprehensive income attributable to change in additional minimum liability recognition (pre tax)	$(378,981)	$(19,173)

Weighted-average assumptions as of:	9/2/00	8/28/99

Discount rate	8.00%	7.00%

Expected long-term rate of return on plan assets	8.25%	8.25%

      The change in actuarial assumptions relating to the discount rate increasing from 7% to 8% accounted for $444,343 of the total $519,996 actual return on plan assets mentioned above.

      The Company has defined contribution 401(k) type retirement plans for salaried and hourly personnel. Costs charged to operations in fiscal 2000, fiscal 1999 and fiscal 1998 for these plans were approximately $173,000, $160,000 and $152,000, respectively.

      The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989. The present value of future payments under the plan accrued at September 2, 2000 and August 28, 1999 is approximately $176,000 and $228,000, respectively. Plan costs charged to operations were approximately $24,000 in fiscal 2000, $25,000 in fiscal 1999, and approximately $29,000 in fiscal 1998.

8. Income taxes

      The tax effect of each temporary timing difference and carry forward that gives rise to significant deferred tax assets and deferred tax liabilities as of September 2, 2000 and August 28, 1999 is as follows (in thousands):

	2000	1999

Accumulated tax depreciation of property and equipment in excess of accumulated book depreciation and other related items	$(582)	$(630)

Various accruals and reserves	888	946

Inventory	228	204

Other	31	34

Net deferred tax asset	$565	$554

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. Based on this belief and the Company’s historical and current pre-tax earnings as well as its expectations for the future, management believes it is more likely than not that the Company will realize its deferred tax assets. As a result, no valuation allowance was required as of September 2, 2000 and August 28, 1999. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.

      Income tax expense consisted of the following (in thousands):

		Twelve Months Ended
	Sep. 2,	Aug. 28,	Aug. 29,
	2000	1999	1998

Currently payable	$1,561	$772	$1,375

Deferred	(11)	(45)	(219)

Total	$1,550	$727	$1,156

      The deferred tax provision for the twelve months ended September 2, 2000, August 28, 1999, and August 29, 1998 consisted of the following (in thousands):

	2000	1999	1998

Excess tax over book depreciation	$(52)	$38	$(22)

Other	41	(83)	(197)

	$(11)	$(45)	$(219)

      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Twelve Months Ended
	Sep. 2,	Aug. 28,	Aug. 29,
	2000	1999	1998

Tax at 34% statutory rate	$1,409	$617	$1,073

State income taxes, net of federal benefit	141	110	83

Income Taxes	$1,550	$727	$1,156

9. Other information

Inventories — Inventories are summarized below:

	2000	1999
Finished goods	$16,273,000	$13,415,000

Work in process	488,000	525,000

Raw material	4,050,000	4,965,000

	$20,811,000	$18,905,000

Accrued liabilities — Accrued liabilities are summarized below:

	2000	1999
Property, payroll and other taxes	$1,171,000	$560,000

Payroll, bonuses and commissions	2,071,000	1,457,000

Plant closing reserve	—	260,000

Interest	190,000	150,000

Other	322,000	238,000

	$3,754,000	$2,665,000

10. Quarterly financial data

      Quarterly financial data (unaudited — in thousands of dollars except per share amounts)

Fiscal 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$28,378	$24,020	$26,849	$25,590	$104,837

Gross profit	5,644	4,361	5,523	4,910	20,438

Net income	879	444	687	555	2,565

Diluted earnings per common share (1)	$.21	$.10	$.16	$.13	$.60

Fiscal 1999
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$23,003	$20,287	$18,950	$18,133	$80,373

Gross profit	4,728	3,945	3,915	3,309	15,897

Net income	805	320	309	(2)(346)	1,088

Diluted earnings per common share (1)	$.19	$.07	$.07	($.09)	$.25

(1) Diluted earnings per common share was calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual diluted earnings per common share.

(2) See Note 12.

11. Major customers and sources of supply

      The Company’s six largest customers accounted for approximately 49% of the Company’s total sales in fiscal 2000. One customer accounted for 30.7% of the Company’s total net sales for fiscal 2000. Six customers accounted for 49% of sales in fiscal 1999 and six customers accounted for 51% of sales in fiscal 1998. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of September 2, 2000, one customer accounted for approximately 34% of total accounts receivable. The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

      Approximately 62% of the Company’s total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

12. Plant closing

      During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000 the company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter the company recognized a $166,000 gain on the sales of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter, as plant-closing costs became known. The balance in the plant closing reserve as of September 2, 2000 is zero.

13. Fair Value of Financial Instruments

      The book values of cash and cash equivalents, trade receivable and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s debt instruments approximated the book value because substantial portions of the underlying instruments are variable rate notes which re-price frequently.

      The Company as of September 2, 2000 has approximately $8 million in interest rate swaps, which are used to reduce the risk of interest rate movements for a portion of its long-term debt. The market value of the swaps is approximately $193,500.

14. Source and Supply of Labor

      The Company employs approximately 382 employees, of whom approximately 108 are covered by collective bargaining contracts. The collective bargaining agreement with the United

Steel Workers of America, Local 331U, covering 86 employees, expires on March 31, 2001.

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

The standard was effective for the Company with the completion of its fiscal 1998 second quarter.

	(Thousands except per share amounts)
	2000	1999	1998

Net income	$2,565	$1,088	$1,975

Less: loss on preferred stock redemption (1)	—	—	(1,666)

Net income applicable to common stock	$2,565	$1,088	$309

Average common shares outstanding	4,103	3,991	3,261

Common stock equivalents-dilutive options and convertible preferred stock	171	392	954

Average shares of common stock and equivalents outstanding	4,274	4,383	4,215

Basic earnings per share	$.63	$.27	$.09

(Net income applicable to common stock divided by average common shares outstanding)

Diluted earnings per share (2)	$.60	$.25	$.07

(Net income divided by average shares of common stock and equivalents outstanding)

(1) On August 28, 1998 the Company redeemed its Series C Preferred Stock, which caused a $1,666,000 charge to net income applicable to common stock. See Note 5 for more information.

(2) For fiscal 1998, the loss on redemption of preferred stock is deducted from net income in computing diluted earnings per share because not deducting it would be anti-dilutive.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.

Part III.

Items 10, 11, 12 and 13.

      The information called for by this part (Items 10, 11, 12 and 13) is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than November 1, 2000.

III-1

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
              ON FORM 8-K.

The financial statements required by Sections 14(a) 1 and 2 and 14(d) are included under Item 8.

The exhibits required by Item 14(a) 3 are listed on the index to Exhibits.
Schedules required by Item 14(d) follow the signature pages.

Item 14(b). REPORTS ON FORM 8-K

On September 6, 2000 the Company filed a current report on Form 8-K to report the Company had adopted new by-laws provisions establishing procedures for the introduction of business at stockholder meetings and the nomination of directors.

IV-1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DATED:	October 23, 2000	DMI FURNITURE, INC.

By:/S/Donald D. Dreher
President, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/Joseph G. Hill Joseph G. Hill	Executive Vice President, Operations and Director	October 23, 2000

Vice President, Finance, Chief Financial Officer, Treasurer, and Principal

/S/Phillip J. Keller Phillip J. Keller	Accounting Officer	October 23, 2000

/S/Joseph L. Ponce Joseph L. Ponce	Director	October 23, 2000

/S/Thomas M. Levine. Thomas M. Levine	Director	October 23, 2000

/S/David Martin David Martin	Director	October 23, 2000

/S/W. Howard Armistead W. Howard Amristead	Director	October 23, 2000

/S/Donald D. Dreher Donald D. Dreher	President, Chief Executive Officer, Chairman of the Board and Director	October 23, 2000

IV-2

DMI FURNITURE, INC.
SCHEDULE II

		Additions
	Balance at	Charged	Charge-offs	Balance
	Beginning	to Costs and	Net of	at End
Description	of Period	Expenses	Recoveries	of Period

Allowance for doubtful accounts:

Year ended August 29, 1998	$141,000	$97,000	$88,000	$150,000

Year ended August 28, 1999	$150,000	$132,000	$107,000	$175,000

Year ended September 2, 2000	$175,000	$207,000	$181,000	$201,000

Plant closing reserve

Year ended August 29, 1998	$—	$—	$—	$—

Year ended August 28, 1999	$—	$600,000	$—	$600,000

Year ended September 2, 2000	$600,000	$—	$600,000	$—

Item 14(a)3. EXHIBITS

10-K
Page No.
*	(3)(a)	Restated Certificate of Incorporation

*******	(b)	Bylaws

*	(4)(a)	Restated Certificate of Incorporation

*******	(b)	Bylaws

********	(10)(a)	1988 Stock Option Plan for Employees

*****	(b)	Non-employee Director Stock Option

Program

*****	(c)	Form of Indemnification Agreement

*****	(d)	Amendment of Employment Agreement and

Officer Severance Agreement dated as of

May 19, 1988 between Joseph G. Hill and

DMI Furniture, Inc.

****	(e)	First Amendment to Amended and Restated Credit

Agreement between DMI Furniture, Inc. and Bank One,

Indiana, National Association dated July 2, 1998.

****	(f)	Second Amendment to Amended and Restated Credit

Agreement between DMI Furniture, Inc. and Bank One,

Indiana, National Association dated August 27, 1998.

*****	(g)	Amendment of Employment Agreement and Officer

Severance Agreement dated as of May 19, 1988 between

Donald D. Dreher and DMI Furniture, Inc.

**	(h)	Amended and Restated Credit Agreement between

Bank One, Indianapolis, National Association, and

DMI Furniture, Inc. dated October 3, 1997.

*****	(i)	Loan Agreement between City of Huntingburg, Indiana

and DMI Furniture, Inc. dated June 1, 1994.

*****	(j)	1993 Long Term Incentive Stock Plan for Employees

*****	(k)	Stock Compensation and Deferral Plan for Outside

Directors.

*****	(l)	Loan Agreement between City of Huntingburg, Indiana

and DMI Furniture, Inc. dated as of October 1, 1993.

	(m)	Extension and Renewal of Employment Agreement

as of September 3, 2000 between DMI Furniture, Inc.

		and Joseph G. Hill.	E1-E6

	(n)	Extension and Renewal of Employment Agreement

as of April,26, 2000 between DMI Furniture, Inc.

		and Donald D. Dreher	E7-E12

*****	(o)	1998 Stock Option Plan For Independent Directors

****	(p)	Third Amendment To Amended And Restated Credit

Agreement dated as of July, 1999 between Bank One,

Indiana N.A. and DMI Furniture, Inc.

****	(q)	Promissory Note Modification Agreement dated as of

July, 1999 between Bank One, Indiana N.A. and

DMI Furniture, Inc.

****		(r)	Fourth Amendment To Amended And Restated Credit

Agreement dated as of October, 1999 between Bank

One, Indiana N.A. and DMI Furniture, Inc.

******		(s)	Fifth Amendment To Amended And Restated Credit

Agreement dated as of February 17, 2000 between

Bank One, Indiana N.A. and DMI Furniture, Inc.

******		(t)	Sixth Amendment To Amended And Restated Credit

Agreement dated as of March 12, 2000 between

Bank One, Indiana N.A. and DMI Furniture, Inc.

		(u)	Seventh Amendment To Amended And Restated Credit

Agreement dated as of July 12, 2000 between

			Bank One, Indiana N.A. and DMI Furniture, Inc.	E13-E15

	(21)		List of subsidiaries	E-16

	(23)		Consent of Arthur Andersen LLP to incorporation

			of audit report into S-8 registration statements.	E-17

	(27)		Financial Data Schedule	E-18

	(99)		Undertakings	E-19

*			Incorporated by reference to Form 10-K for the fiscal

year ended August 31,1996

**			Incorporated by reference to report on Form 10-Q

for the fiscal quarter ended November 29, 1997

***			Incorporated by reference to Proxy Statement dated

February 20, 1998.

****			Incorporated by reference to Form 10-K for the fiscal

year ended August 28, 1999

*****			Incorporated by reference to Form 10-Q for the fiscal

quarter ended November 30, 1999.

******			Incorporated by reference to Form 10-Q for the fiscal

quarter ended May 27, 2000.

*******			Incorporated by reference to Form 8-K dated

September 6, 2000.

********			Incorporated by reference to Registration Number 33-64188