Form 10-Q
period 2000-12-02
DMI FURNITURE INC
filed 2001-01-16
CIK 225261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                  For the fiscal quarter ended December 2, 2000
                  ---------------------------------------------


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


      Registrant's telephone number with area code: (502) 426-4351 Ext.225
                                                    ----------------------


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

CLASS - Common Stock, Par Value $.10 per Share
-----
Outstanding at December 2, 2000 - 4,140,655
-------------------------------

INDEX

Part I. Financial Information                                             PAGE
                                                                          -----

       Consolidated Balance Sheets - December 2, 2000
            and September 2, 2000                                         3, 4

       Consolidated Statements of Operations - Three Months
         Ended December 2, 2000 and November 30, 1999                     5

       Consolidated Statements of Cash Flows - Three Months Ended
          December 2, 2000 and November 30, 1999                          6, 7

       Consolidated Statement of Stockholder's Equity - Three Months
          Ended December 2, 2000                                          8

       Notes to Consolidated Financial Statements                         9 -11

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-14

Part II. Other Information                                                15-16

Index to Exhibits

         10.   (a)   Eighth Amendment to Amended and Restated Credit Agreement

         27.   Financial Data Schedule

                          Part I. Financial Information
                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                       (Unaudited)
                                                       Dec. 2,         Sep. 2,
ASSETS                                                    2000            2000
------                                                    ----            ----

Current assets:
  Cash                                                    $527            $677
  Accounts receivable-Net                               23,732          17,891
  Inventories (Note 4)                                  18,964          20,811
  Other current assets                                     416             413
  Current portion of deferred income taxes               1,171           1,241
                                                        ------          ------
    Total current assets                                44,810          41,033
                                                       -------          ------

Property, plant and equipment, at cost:
  Land                                                     655             655
  Buildings and improvements                             8,565           8,418
  Machinery and equipment                               10,119           9,891
  Leasehold improvements                                   985             985
  Construction in progress                                 111             399
                                                        ------           -----
                                                        20,435          20,348
  Less accumulated depreciation                         10,839          10,613
                                                        ------          ------
    Net property, plant and equipment                    9,596           9,735
                                                        ------          ------

Other assets                                               330             181
                                                        ------          ------

Total Assets                                           $54,736         $50,949
                                                      ========         =======

                             See accompanying notes.

                               DMI FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Continued)



                                                                                             (Unaudited)
                                                                                                Dec. 2,         Sep. 2,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                               2000            2000
------------------------------------                                                               ----            ----

Current liabilities:
  Trade accounts payable                                                                         $4,738          $3,576
  Accrued liabilities                                                                             5,092           3,754
  Long-term debt due within one year                                                              1,500           1,500
                                                                                                 ------          ------
    Total current liabilities                                                                   $11,330          $8,830
                                                                                                 ------          ------

Long-term liabilities:
  Long-term debt                                                                                $26,526         $26,501
  Deferred compensation                                                                             164             176
  Deferred income taxes                                                                             676             676
                                                                                                 ------          ------
                                                                                                $27,366         $27,353
                                                                                                 ------          ------

Stockholders' equity:
  Common stock, $.10 par value, 9,600,000 shares
   authorized, 4,140,655 shares outstanding (4,132,255 on Sep. 2, 2000)                            $414            $413
  Additional paid-in capital                                                                     16,774          16,753
  Retained deficit                                                                               (1,272)         (2,400)
  Accumulated other comprehensive income                                                            124               0
                                                                                                 ------          ------
    Total stockholders' equity                                                                  $16,040         $14,766
                                                                                                 ------          ------

Total liabilities and stockholders' equity                                                      $54,736         $50,949
                                                                                               ========         =======

                             See accompanying notes.

                               DMI FURNITURE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Amounts in thousands (except per share amounts)
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                     Dec. 2,                Nov. 30,
                                                                                        2000                    1999
                                                                                        ----                    ----
Net sales                                                                            $31,252                 $28,378

Cost of sales                                                                         24,546                  22,734
                                                                                     -------                 -------

Gross profit                                                                          $6,706                  $5,644
Margin                                                                                  21.5%                   19.9%

Selling, general and
  administrative expenses                                                              4,221                   3,723
                                                                                     -------                 -------
% of sales                                                                              13.5%                   13.1%

Operating profit                                                                       2,485                   1,921
Margin                                                                                   8.0%                    6.8%

Other income (expense):
Interest expense (net)                                                                  (701)                   (503)
Other income                                                                              39                       0
                                                                                     -------                 -------
                                                                                        (662)                   (503)

Income before income taxes                                                            $1,823                  $1,418

Provision for income taxes (note 2)                                                     (695)                   (539)
                                                                                     -------                 -------

Net income                                                                            $1,128                    $879
                                                                                     =======                   ====

Earnings per common share:
                                    Basic                                              $0.27                   $0.22
                                                                                      ======                  =====

                                    Diluted                                            $0.26                   $0.21
                                                                                      ======                  =====

Average common and equivalent shares outstanding                                       4,349                   4,160
                                                                                      ======                  =====

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                         Dec. 2,       Nov. 30,
                                                                                            2000           1999
                                                                                            ----           ----

Cash flows from operating activities:
  Net income                                                                              $1,128           $879
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                                            245            264
    Amortization of loan closing costs                                                        13              -
    Gain on disposal of property, plant and equipment                                        (12)             -
    Deferred income taxes                                                                     70             54
    Changes in assets and liabilities:
      Accounts receivable                                                                 (5,841)        (6,293)
      Inventories                                                                          1,847          1,459
      Other assets                                                                           (28)           (21)
      Trade accounts payable                                                               1,162          1,821
      Accrued liabilities                                                                  1,359          1,214
      Accrued pension costs                                                                    -             38
      Deferred compensation                                                                  (12)            (8)
                                                                                          -------        -------
     Total adjustments                                                                    (1,197)        (1,472)
                                                                                          -------        -------

     Net cash used by operating activities                                                   (69)          (593)
                                                                                          -------        -------

Cash flows provided/(used) by investing activities:
  Capital expenditures                                                                      (106)           (53)
                                                                                          -------        -------

  Net cash used by investing activities                                                     (106)           (53)
                                                                                          -------        -------

                             See accompanying notes.

                               DMI FURNITURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Continued)
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                         Dec. 2,       Nov. 30,
                                                                                            2000           1999
                                                                                            ----           ----

Cash flows provided/(used) by financing activities:
  Borrowings from line-of-credit                                                           8,150          8,450
  Payments on line-of-credit                                                              (7,750)        (7,400)
  Payments on long-term debt                                                                (375)          (375)
                                                                                          -------       -------
  Net cash provided by financing activities                                                   25            675
                                                                                          -------       -------

Increase/(Decrease)  in cash                                                                (150)            29

Cash - beginning of period                                                                   677            785
                                                                                          -------       -------
Cash - end of period                                                                       $ 527          $ 814
                                                                                          =======       =======


Cash paid for:
  Interest (net of amounts capitalized)                                                    $ 683          $ 485
                                                                                          ======          =====

  Income taxes                                                                               $ -          $ 189
                                                                                            ====          =====

Non cash Items:
  Interest Rate Derivatives                                                                $ 124            $ -
                                                                                          ======            ===

  Stock grants                                                                              $ 22            $ -
                                                                                           =====            ===

                             See accompanying notes.

                               DMI FURNITURE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                         Quarter ended December 2, 2000


                                                    Number of                                   (1)
                                                     Common      Additional     Retained     Interest
                                        Common       Shares        Paid-In      Earnings       Rate
                                        Stock      Outstanding     Capital      (Deficit)      Swaps         Total
                                        -----      -----------     -------    - ---------      -----         -----
Balances at September 2, 2000               $ 413         4,132      $ 16,753     $ (2,400)       $ -        14,766

Net income                                      -             -             -        1,128          -         1,128
Cummulative effect of change
in accounting principle                                                                           194           194
Other comprehensive income                      -             -             -            -        (70)          (70)
Issuance of common stock                        1             9            21            -          -            22
                                            -----         -----      --------     --------      -----        ------

Balances at December 2, 2000                  414         4,141        16,774       (1,272)       124        16,040


(1) This column provides information with respect to accumulated other comprehensive income.

                             See accompanying notes.

                               DMI FURNITURE, INC.

                   Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

         The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at December 2, 2000 and for the three months ended December 2, 2000 and November 30, 1999 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 2001 fiscal year.

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

         The specific useful lives of property, plant, and equipment are as follows:

                  Building and Leasehold Improvements   8 - 35 yrs.
                  Machinery and Equipment               3 - 13 yrs.

         For the period ending December 2, 2000 comprehensive income is approximately $124,000 higher than net income due to effect of adoption of SFAS 133 (see note 6). For the period ending November 30, 1999, comprehensive income and net income are equal.

(2) Income Taxes

         Income tax expense consisted of the following (in thousands):

                                 Three Months Ended
                            Dec. 2, 2000          Nov. 30, 1999
                      -------------------     ------------------
Current                             $625                   $485
Deferred                              70                     54
                      -------------------     ------------------
Total                               $695                   $539
                      ===================     ==================

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                              Three Months Ended
                                        Dec. 2, 2000          Nov. 30, 1999
                                    -----------------     ------------------
Tax at 34% statutory rate                       $620                   $482
State income taxes                                75                     57
                                    -----------------     ------------------
Income taxes                                    $695                   $539
                                    =================     ==================



(3) Earnings Per Common Share

                                                                   Thousands except per share amounts
                                                                 Dec. 2, 2000              Nov. 30, 1999
                                                             ---------------------      --------------------
Net Income                                                                 $1,128                      $879
                                                             =====================      ====================

Average common shares outstanding                                           4,138                     4,045
Common stock equivalents-dilutive options                                     211                       115
                                                             ---------------------      --------------------
Average shares of common stock and equivalents outstanding                  4,349                     4,160
                                                             =====================      ====================

Basic earnings per share                                                    $0.27                     $0.22
                                                             =====================      ====================
(Net income divided by average common shares outstanding)
Diluted earnings per share                                                  $0.26                     $0.21
                                                             =====================      ====================
(Net income divided by average shares of common stock and
equivalents outstanding)



(4) Inventories

         Inventories were comprised of the following at December 2, 2000 and September 2, 2000:

                              Dec. 2, 2000         Sep. 2, 2000
                           ----------------     ----------------
Finished Products              $14,487,000          $16,273,000
Work in Process                    488,000              488,000
Raw Materials                    3,989,000            4,050,000
                           ----------------     ----------------
Total                          $18,964,000          $20,811,000
                           ================     ================


(5) Major customers and sources of supply

         The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company's five largest customers accounted for approximately 56% of the Company's total sales in the quarter ended December 2, 2000. One customer accounted for 43% of the Company's total net sales for the quarter ended December 2, 2000. The loss of more than one of these customers at the same time or one of the largest five could have a material adverse effect on the business of the Company. As of December 2, 2000, one customer accounted for approximately 53% of total accounts receivable.

         For the quarter ended December 2, 2000, approximately 72% of the Company's total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

(6)      Derivative & Hedging Activities

         The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company's variable rate debt. The interest rate swaps are not utilized to take speculative positions. The Company's policies with regards to activities involving derivative instruments were established by the Board of Directors and those policies along with actual derivative related results are periodically reviewed with the Company's Board of Directors.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted the new Statement effective September 3, 2000. As a result, the Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked the asset to fair value through other comprehensive income. The fair market value of the swaps as of September 3, 2000 was approximately $194,000. As of December 2, 2000 the fair market value of the Company's interest rate swaps was approximately $124,000. The Company reduced other comprehensive income by $70,000 to account for the change in fair market value of the interest rate swaps.

                           Forward-Looking Statements

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company's major customers that adversely affect their purchases of the Company's furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company's furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, in "Item 1. Business" of the Company's 2000 Annual Report on Form 10-K, and in the Company's other filings with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Revenue - Net sales for the first quarter of fiscal 2001 increased $2,874,000 or approximately 10% from the first quarter of fiscal 2000. This increase was primarily the result of increased sales by DMI Desk Company and the Home Styles division. Sales at DMI Desk were up approximately 39% while the Home Styles division sales increased over 12%. Sales at the Wynwood division increased 3% while sales at DMI Office Company and Dolly Madison were down approximately 6% and 34% respectively.

         Gross Margin - The Company's gross margin in the first quarter of fiscal 2001 was 21.5% compared to 19.9% in the first quarter of fiscal 2000. This increase in gross margin was primarily the result of lower overall manufacturing costs and increased utilization of the Company's manufacturing plants. The improved manufacturing performance was primarily a result of the Company's decision to close its Ferdinand, Indiana furniture manufacturing plant that was discussed in previous filings.

         Selling, General and Administrative (S, G&A) Expense - For the first quarter of fiscal 2001, S, G&A expense amounted to $4,221,000 or 13.5% of sales compared to $3,723,000 or 13.1% of sales for the first fiscal quarter of 2000. The increase in S, G&A expense is primarily the result of growth in our import divisions.

         Operating Profit - For the first quarter of fiscal 2001, operating profit was $2,485,000 or 8.0% of sales, compared to $1,921,000 or 6.8% of sales for the first quarter of fiscal 2000. The increase in operating margin percent was primarily the result of the items discussed above.

         Interest Expense - For the first quarter of fiscal 2001, net interest was $701,000 compared to $503,000 for the first quarter of fiscal 2000. This increase was primarily the result of borrowings to finance higher levels of accounts receivable and inventory to support the sales growth, and higher interest rates of approximately 100 basis points over the quarter ended November 30, 1999.

         Liquidity and Capital Resources - Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company's days of sales outstanding of accounts receivable averaged 61 days for the first quarter of fiscal 2001 and 62 days for the first quarter of fiscal 2000. The Company's average days of inventory on hand averaged 74 days for the first quarter of fiscal 2001 compared to 79 days for the first quarter of fiscal 2000.

Key elements of the Consolidated Statements of Cash Flows:

                                                             Three Months
                                                           2001         2000
                                                         ---------    ---------
Net cash used by operating activities                    $ (69,000)   $(593,000)
Cash used for investing activities                        (106,000)     (53,000)
                                                         ---------    ---------
Net cash flows from operating and investing activities   $(175,000)   $(646,000)
Cash provided by financing activities                       25,000      675,000
                                                         ---------    ---------
Net change in cash and cash equivalents                  $(150,000)   $  29,000
                                                         =========    =========

         During the first three months of fiscal 2001, the Company used cash flows for operating activities of $69,000 compared to cash flows used of $593,000 for the three month period in fiscal 2000. The operating cash flows used in the current year are lower than funds used the previous year primarily due to higher net income and improved working capital management. Investing activities used approximately $106,000 during the first quarter of fiscal 2001 for routine capital expenditures. Financing activities provided $25,000 and $675,000 during the first three months of fiscal 2001 and fiscal 2000 respectively, which came primarily from net borrowings on the revolving line of credit.

                  The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company's variable rate debt. The interest rate swaps are not utilized to take speculative positions. The Company's policies with regards to activities involving derivative instruments were established by the Board of Directors and those policies along with actual derivative related results are periodically reviewed with the Company's Board of Directors.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted the new Statement effective September 3, 2000. As a result, the Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked the asset to fair value through other comprehensive income. The fair market value of the swaps as of September 3, 2000 was approximately $194,000. As of December 2, 2000 the fair market value of the Company's interest rate swaps was approximately $124,000. The Company reduced other comprehensive income by $70,000 to account for the change in fair market value of the interest rate swaps.

         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. At December 2, 2000, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $200,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at December 2, 2000. The Company has effectively fixed the interest on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of security holders on December 15, 2000 at which security holders; (a) elected six directors for the ensuing year and (b) ratified the appointment of Arthur Andersen LLP as auditors for the 2001 fiscal year.

         Results of the voting in connection with these items were as follows:

Election of Directors
---------------------

                                       For              %                Against             %
Donald D. Dreher                       3,474,574              84              40,371                1
Joseph G. Hill                         3,474,574              84              40,371                1
Thomas M. Levine                       3,474,574              84              40,371                1
David M. Martin                        3,474,574              84              40,371                1
W. Howard Armistead                    3,474,574              84              40,371                1
Daniel H. Abramowitz                   3,474,574              84              40,371                1


                                For            %            Against      %       Abstain         %
Arthur Andersen                 3,484,172         84           20,721      0          10,052        0

         There were 3,514,945 shares of Common Stock represented as present in person at the meeting constituting 85% of the 4,140,655 shares of Common Stock outstanding; therefore a quorum was present at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

EXHIBITS

          3. Amended and Restated Certificate of Incorporation (incorporated by reference to Registration No. 333-52546)

         10. (a) Eighth Amendment to Amended and Restated Credit Agreement

         27. Financial Data Schedule
         (b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DMI FURNITURE, INC.
                                            (Registrant)


Date:  January 16, 2001                              /s/ Phillip J. Keller
                                                     --------------------
                                                     Phillip J. Keller
                                                     Vice President-Finance,
                                                     Chief Financial Officer &
                                                     Treasurer