Form 10-Q
period 2001-03-03
DMI FURNITURE INC
filed 2001-03-27
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended March 3, 2001

Commission File Number 0-4173

DMI FURNITURE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-0678467

(State of incorporation)	(IRS employer ID number)

One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
(Address of principal executive offices)

Registrant’s telephone number with area code: (502) 426-4351 Ext.225

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
Class —Common Stock, Par Value $.10 per Share
Outstanding at March 3, 2001 —4,262,938

PART I. FINANCIAL INFORMATION
Notes to Consolidated Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION

INDEX

Part I. Financial Information	Page

Consolidated Balance Sheets — March 3, 2001 and September 2, 2000	3, 4

Consolidated Statements of Operations — Three and Six Months Ended March 3, 2001 and February 26, 2000	5

Consolidated Statements of Cash Flows — Six Months Ended March 3, 2001 and February 26, 2000	6, 7

Consolidated Statements of Stockholders’ Equity — Six Months Ended March 3, 2001	8

Notes to Consolidated Financial Statements	9-12

Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Part II. Other Information	17-18

Part I. Financial Information
DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	Mar. 3,	Sep. 2,
ASSETS	2001	2000
Current assets:

Cash	$717	$677

Accounts receivable-Net	18,431	17,891

Inventories (note 4)	16,923	20,811

Other current assets	717	413

Current portion of deferred income taxes (note 2)	1,169	1,241
Total current assets	37,957	41,033
Property, plant and equipment, at cost:

Land	655	655

Buildings and improvements	8,565	8,418

Machinery and equipment	10,106	9,891

Leasehold improvements	985	985

Construction in progress	327	399
	20,638	20,348

Less accumulated depreciation	11,072	10,613
Net property, plant and equipment	9,566	9,735

Other assets	227	181

Total assets	$47,750	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Continued)

	(Unaudited)
	Mar. 3,	Sep. 2,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000
Current liabilities:

Trade accounts payable	$3,049	$3,576

Accrued liabilities	2,291	3,754

Long-term debt due within one year	1,500	1,500
Total current liabilities	6,840	8,830
Long-term liabilities:

Long-term debt	23,801	26,501

Deferred compensation	167	176

Deferred income taxes (note 2)	676	676

Other long-term liabilities (note 6)	23	0
	24,667	27,353
Stockholders’ equity:

Common stock, $.10 par value, 9,600,000 shares authorized, 4,262,938 shares outstanding (4,132,255 on Sep 2, 2000)	426	413

Additional paid-in capital	17,066	16,753

Retained deficit	(1,226)	(2,400)

Accumulated other comprehensive income	(23)	0
Total stockholders’ equity	16,243	14,766
Total liabilities and stockholders’ equity	$47,750	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Mar. 3,	Feb. 26,	Mar. 3,	Feb. 26,
	2001	2000	2001	2000
Net sales	$21,124	$24,020	$52,376	$52,398

Cost of sales	17,629	19,659	42,175	42,393

Gross profit	3,495	4,361	10,201	10,005

Margin	16.5%	18.2%	19.5%	19.1%

Selling, general and administrative expenses	2,862	3,210	7,083	6,933

% of sales	13.5%	13.4%	13.5%	13.2%

Plant closing reserve	0	(125)	0	(125)

Operating profit	633	1,276	3,118	3,197

Margin	3.0%	5.3%	6.0%	6.1%

Other income (expense):

Interest expense (net)	(564)	(548)	(1,265)	(1,051)

Other income	3	15	42	15

	(561)	(533)	(1,223)	(1,036)

Income before income taxes	72	743	1,895	2,161

Provision for income taxes (note 2)	(26)	(299)	(721)	(838)

Net income	$46	$444	$1,174	$1,323

Earnings per common share:

Basic	$0.01	$0.11	$0.28	$0.32

Diluted	$0.01	$0.10	$0.27	$0.31

Average common and equivalent shares outstanding	4,412	4,247	4,380	4,204

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	Mar. 3,	Feb. 26,
	2001	2000
Cash flows from operating activities:

Net income	$1,174	$1,323

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	512	540

Gain on disposal of property, plant and equipment	(14)	(15)

Deferred income taxes	72	89

Changes in assets and liabilities:

Accounts receivable	(540)	(4,134)

Inventories	3,888	1,263

Other assets	(381)	(37)

Trade accounts payable	(527)	739

Accrued liabilities	(1,137)	506

Deferred compensation	(9)	(15)

Total adjustments	1,864	(1,064)

Net cash provided by operating activities	3,038	259

Cash flows provided/(used) by investing activities:

Capital expenditures	(301)	(208)

Proceeds from the disposal of property, plant and equipment	3	115

Net cash used by investing activities	(298)	(93)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Six Months Ended
	Mar. 3,	Feb. 26,
	2001	2000
Cash flows provided/(used) by financing activities:

Borrowings from line-of-credit	14,150	17,200

Payments on line-of-credit	(16,100)	(16,350)

Payments on long-term debt	(750)	(758)

Proceeds from stock options exercised	—	208

Net cash (used)/provided by financing activities	(2,700)	300

Increase in cash	40	466

Cash —beginning of period	677	785

Cash —end of period	$717	$1,251

Cash paid for:

Interest (net of amounts capitalized)	$1,296	$1,033

Income taxes	$631	$487

Non cash Items:

Interest Rate Derivatives	$23	$—

Stock grants	$326	$—

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Six months ended March 3, 2001

		Number of			(1)
		Common	Additional	Retained	Interest
	Common	Shares	Paid-In	Earnings	Rate
	Stock	Outstanding	Capital	(Deficit)	Swaps	Total
BALANCES AT SEPTEMBER 2, 2000	$413	4,132	$16,753	$(2,400)	$—	14,766

Net income	—	—	—	1,174	—	1,174

Cumulative effect of change in accounting principle					194	194

Other comprehensive income	—	—	—	—	(217)	(217)

Issuance of common stock	13	131	313	—	—	326

BALANCES AT MARCH 3, 2001	426	4,263	17,066	(1,226)	(23)	16,243

(1)	This column provides information with respect to accumulated other comprehensive income.

See accompanying notes.

DMI FURNITURE, INC.

Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

      The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at March 3, 2001 and for the three and six months ended March 3, 2001 and February 26, 2000 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

      For the period ended March 3, 2001 comprehensive income is approximately $23,000 less than net income due to the effect of adoption of SFAS 133 (see note 6). For the period ended February 26, 2000, comprehensive income and net income are equal.

(2) Income Taxes

      Income tax expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	Mar. 3,	Feb. 26,	Mar. 3,	Feb. 26,
	2001	2000	2001	2000

Current	$24	$264	$649	$749

Deferred	2	35	72	89

Total	$26	$299	$721	$838

      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Six Months Ended
	Mar. 3,	Feb. 26,	Mar. 3,	Feb. 26,
	2001	2000	2001	2000

Tax at 34% statutory rate	$24	$253	$644	$735

State income taxes	2	46	77	103

Income Taxes	$26	$299	$721	$838

(3) Earnings Per Common Share

	(Thousands except per share amounts)
	Three Months Ended		Six Months Ended
	Mar. 3,	Feb. 26,	Mar. 3,	Feb. 26,
	2001	2000	2001	2000

Net Income	$46	$444	$1,174	$1,323

Average common shares outstanding	4,222	4,104	4,180	4,075

Common stock equivalents-dilutive options	190	143	200	129

Average shares of common stock and equivalents outstanding	4,412	4,247	4,380	4,204

Basic earnings per share	$0.01	$0.11	$0.28	$0.32

(Net income divided by average common shares outstanding)
Diluted earnings per share	$0.01	$0.10	$0.27	$0.31

(Net income divided by average shares of common stock and equivalents outstanding)

(4) Inventories

      Inventories were comprised of the following at March 3, 2001 and September 2, 2000:

	Mar. 3, 2000	Sep. 2, 2000

Finished Products	$13,224,000	$16,273,000

Work in Process	488,000	488,000

Raw Materials	3,211,000	4,050,000

Total	$16,923,000	$20,811,000

(5) Major Customers and Sources of Supply

      The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 30% and 49% of the Company’s total sales for the three and six months ended March 3, 2001. One customer accounted for 13% and 35% of the Company’s total net sales for the three and six months ended March 3, 2001. The loss of more than one of these customers at the same time or one of the largest five could have a material adverse effect on the business of the Company. As of March 3, 2001, one customer accounted for approximately 46% of total accounts receivable.

      For the first six months of fiscal 2001, approximately 65% of the Company’s total sales are of imported product, as compared to 62% of sales for the first six months of fiscal 2000. The Company sources these products from various factories in Asia through agents and direct, based primarily on Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(6) Derivative & Hedging Activities

      The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The interest rate swaps are not utilized to take speculative positions. The Company’s policies with regards to activities involving derivative instruments were established and those policies along with actual derivative related results are periodically reviewed with the Company’s Board of Directors.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($23,000) as of March 3, 2001.

Forward-Looking Statements

      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, in “Item 1. Business” of the Company’s 2000 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company’s revenues and profitability decreased during the second quarter of 2001 after several consecutive strong quarters. These results reflect a softening furniture market due to a slowing US economy and excess inventory throughout the supply chain. The second quarter results were consistent with the Company’s prior statements that it expected the operating environment in the 2nd and 3rd fiscal quarters of fiscal 2001 to be difficult and that the annual growth rate would decline from recent levels.

Results of Operations

      Revenue —Net sales for the three months ended March 3, 2001 declined $2,896,000 or approximately 12% from the record second quarter of fiscal 2000. The decrease in sales for the second quarter was primarily the result of decreased sales by DMI Desk Company and Wynwood divisions. Sales at DMI Desk during the second quarter of fiscal 2001 were down approximately 27% compared to the second quarter of fiscal 2000. The decline in sales at DMI Desk is in part due to a strong first quarter fiscal 2001 performance. Wynwood division sales were off 12% for the three months ended March 3, 2001. Sales at the remaining divisions were up slightly compared to prior year.

      Net sales for the six months ended March 3, 2001 were essentially flat compared to the first six months of fiscal 2000. Sales at DMI Desk Company and the Home Styles division grew approximately 9% and 8% respectively, compared to a year ago. Sales at Dolly Madison Bedroom division were off 20% compared to last year. Sales at the Company’s Wynwood and Commercial Office divisions were down 4% and 2% respectively.

      Gross Margin —The Company’s gross margin in the second quarter of fiscal 2001 was 16.5% compared to 18.2% in the second quarter of fiscal 2000. The decrease in gross margin in the second fiscal quarter of 2001 was primarily the result of reduced overhead utilization due to slowing sales and a reduction in inventory levels.

      The Company’s gross margin for the six months ended March 3, 2001 was 19.5% compared to 19.1% for the first six months of the prior year. The improved margins compared to a year ago are primarily the result of the closure of the Company’s Ferdinand, Indiana manufacturing plant discussed in previous filings.

      Selling, General and Administrative (S, G&A) Expense —For the second quarter of fiscal 2001, S, G&A expense amounted to $2,863,000 or 13.6% of sales compared to $3,210,000 or 13.4% of sales for the second fiscal quarter of 2000. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales, partially offset by an increase in bad debt expense. The increased bad debt expense was due to the recent bankruptcy filing of one customer. The bad debt expense of $250,000 increased S, G&A expense as a percent of sales by approximately 110 basis points. For the three months ended March 3, 2001 earnings per share were negatively impacted by four cents due to the bad debt expense.

      For the six months ended March 3, 2001 S, G&A expense was $7,084,000 or 13.5% compared to $6,933,000 or 13.2% for the period ended February 26, 2000. The bad debt expense mentioned above increased S, G&A expense as a percent of sales by approximately 50 basis points and negatively impacted earnings per share by four cents for the six months ended March 3, 2001. The Company maintains reserves for potential collection related issues and believes the established reserves are adequate.

      Operating Profit —For the second quarter of fiscal 2001, operating profit was $633,000 or 3.0% of sales, compared to $1,276,000 or 5.3% of sales for the second quarter of fiscal 2000. Fiscal 2000 operating profit included a one-time gain of $125,000 relating to closure of the Ferdinand, Indiana manufacturing facility. Operating profit, excluding the one time gain, was $1,151,000 or 4.8%. The decreased operating margin percent resulted from the items discussed above.

      For the six months ended March 3, 2001 operating profit was $3,118,000 or 6% compared to $3,197,000 or 6.1% for the prior year. Operating profit, excluding the one time gain mentioned in the preceding paragraph, was $3,072,000 or 5.9%. The increased operating margin percent resulted from of the items discussed above.

      Interest Expense —For the second quarter of fiscal 2001, net interest was $564,000 compared to $548,000 for the second quarter of fiscal 2000. This slight increase in borrowing costs was primarily the result of higher average debt levels used to finance increased levels of accounts receivable.

      For the six months ended March 3, 2001, net interest expense was $1,265,000 compared to $1,051,000 for the six months ended February 26, 2000. The increased interest costs for the period were the result of higher interest rates in the first four months of fiscal 2001 and higher average debt levels used to finance increased levels of accounts receivable.

      Liquidity and Capital Resources —Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 71 days for the first six months of fiscal 2001 and 59 days for the first six months of fiscal 2000. The increase in days sales outstanding was the result of delayed payments from several import customers. The Company’s days of inventory on hand averaged 78 days for the first six months of fiscal 2001 compared to 81 days for the first six months of fiscal 2000. The reduction was the result of inventory reduction initiatives taken in late fiscal 2000.

Key elements of the Consolidated Statements of Cash Flows:

	Six Months Ended
	March 3, 2001	February 26, 2000

Net cash provided by operating activities	$3,038,000	$259,000

Net cash used by investing activities	(298,000)	(93,000)

Net cash flows provided by operating and investing activities	$2,740,000	$166,000

Net cash provided/(used) for financing activities	($2,700,000)	$300,000

Net change in cash	$40,000	$466,000

      During the first six months of fiscal 2001, the Company generated cash flows from operations of $3,038,000 compared to $259,000 for the first six months of fiscal 2000. The operating cash flows generated in the current year are higher than the previous year primarily due to improved working capital management. Investing activities used approximately $298,000 and $93,000 for routine capital expenditures during the first six months of fiscal 2001 and fiscal 2000, respectively. Financing activities used $2,700,000 during the six months ended March 3, 2001 as the Company paid down its revolving master note payable late in the second quarter. During the first six months of fiscal 2000 financing activities provided $300,000, which came primarily from net borrowings on the revolving line of credit.

      The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The interest rate swaps are not utilized to take speculative positions. The Company’s policies with regards to activities involving derivative instruments were established and those policies along with actual derivative related results are periodically reviewed with the Company’s Board of Directors.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($23,000) as of March 3, 2001.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 3, 2001, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $182,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at March 3, 2001. The Company has effectively fixed the interest on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is a defendant in various lawsuits arising in the normal course of business, including several environmental matters. In management’s opinion, these lawsuits are not material to the results of operations or financial position of the Company, or are adequately covered by insurance.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

      (b) REPORTS ON FORM 8-K

      None.

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC. (Registrant)

Date: March 27, 2001	/s/ Phillip J. Keller

Phillip J. Keller Vice President-Finance, Chief Financial Officer & Treasurer