Form 10-Q
period 2001-06-02
DMI FURNITURE INC
filed 2001-07-10
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended June 2, 2001

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
Yes [ X ]     No [   ]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date:

Class — Common Stock, Par Value $.10 per Share
Outstanding at June 2, 2001 — 4,262,938

INDEX

Part I. Financial Information	Page

Consolidated Balance Sheets – June 2, 2001

and September 2, 2000	3, 4

Consolidated Statements of Operations — Three and Nine Months

Ended June 2, 2001 and May 27, 2000	5

Consolidated Statements of Cash Flows –Nine Months Ended

June 2, 2001 and May 27, 2000	6, 7

Consolidated Statements of Stockholders’ Equity — Nine Months Ended

June 2, 2001	8

Notes to Consolidated Financial Statements	9 -12

Management’s Discussion and Analysis of Financial Condition

and Results of Operations	13-16

Part II. Other Information	17-18

Index to Exhibits

10a Ninth Amendment to Amended & Restated Credit Agreement	19-21

Part I. Financial Information
DMI FURNITURE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	Jun. 2,	Sep. 2,
ASSETS	2001	2000

Current assets:

Cash	$494	$677

Accounts receivable-(net of allowances of $592 on Jun. 2, 2001 and	17,265	17,891

$201 on Sep. 2, 2000)

Inventories (note 4)	18,263	20,811

Other current assets	573	413

Current portion of deferred income taxes	1,164	1,241

Total current assets	37,759	41,033

Property, plant and equipment, at cost:

Land	655	655

Buildings and improvements	8,565	8,418

Machinery and equipment	10,106	9,891

Leasehold improvements	985	985

Construction in progress	479	399

	20,790	20,348

Less accumulated depreciation	11,311	10,613

Net property, plant and equipment	9,479	9,735

Other assets	233	181

Total assets	$47,471	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Continued)

	(Unaudited)
	Jun. 2,	Sep. 2,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Current liabilities:

Trade accounts payable	$3,579	$3,576

Accrued liabilities	2,473	3,754

Long-term debt due within one year	3,015	1,500

Total current liabilities	9,067	8,830

Long-term liabilities:

Long-term debt (note 5)	21,211	26,501

Deferred compensation	169	176

Deferred income taxes	676	676

Other long-term liabilities (note 7)	54	0

	22,110	27,353

Stockholders’ equity:

Common stock, $.10 par value, 9,600,000 shares authorized, 4,262,938 shares outstanding (4,132,255 on Sep. 2, 2000)	426	413

Additional paid-in capital	17,066	16,753

Retained deficit	(1,144)	(2,400)

Accumulated other comprehensive loss	(54)	0

Total stockholders’ equity	16,294	14,766

Total liabilities and stockholders’ equity	$47,471	$50,949

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)

		THREE MONTHS ENDED		NINE MONTHS ENDED

		June 2,	May 27,	June 2,	May 27,
		2001	2000	2001	2000

Net sales		$22,189	$26,849	$74,565	$79,247

Cost of sales		17,925	21,326	60,100	63,719

Gross profit		4,264	5,523	14,465	15,528

Margin		19.2%	20.6%	19.4%	19.6%

Selling, general and administrative expenses		3,736	3,964	10,819	10,897

% of sales		16.8%	14.8%	14.5%	13.8%

Plant closing reserve		0	0	0	(125)

Operating profit		528	1,559	3,646	4,756

Margin		2.4%	5.8%	4.9%	6.0%

Other income (expense):

Interest expense (net)		(398)	(571)	(1,663)	(1,622)

Other income		1	158	43	173

		(397)	(413)	(1,620)	(1,449)

Income before income taxes		131	1,146	2,026	3,307

Provision for income taxes (note 2)		(49)	(459)	(770)	(1,297)

Net income		$82	$687	$1,256	$2,010

Earnings per common share (note 3):

	Basic	$0.02	$0.17	$0.30	$0.49

	Diluted	$0.02	$0.16	$0.29	$0.47

Average common and equivalent shares outstanding		4,374	4,319	4,379	4,242

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended

	June 2,	May 27,
	2001	2000

Cash flows from operating activities:

Net income	$1,256	$2,010

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	751	826

Gain on disposal of property, plant and equipment	(14)	(173)

Deferred income taxes	77	130

Changes in assets and liabilities:

Accounts receivable	626	(5,464)

Inventories	2,548	(1,642)

Other assets	(243)	(42)

Trade accounts payable	3	1,705

Accrued liabilities	(955)	975

Deferred compensation	(7)	(23)

Total adjustments	2,786	(3,708)

Net cash provided/(used) by operating activities	4,042	(1,698)

Cash flows provided/(used) by investing activities:

Capital expenditures	(453)	(316)

Proceeds from the disposal of property, plant and equipment	3	777

Net cash provided/(used) by investing activities	(450)	461

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Nine Months Ended

	Jun. 2,	May 27,
	2001	2000

Cash flows provided/(used) by financing activities:

Borrowings from line-of-credit	20,200	25,350

Payments on line-of-credit	(22,850)	(23,150)

Payments on long-term debt	(1,125)	(1,133)

Proceeds from stock options exercised	—	20

Net cash (used)/provided by financing activities	(3,775)	1,087

Decrease in cash	(183)	(150)

Cash — beginning of period	677	785

Cash — end of period	$494	$635

Cash paid for:

Interest	$1,718	$1,562

Income taxes	$1,002	$999

Non cash Items:

Interest Rate Derivatives	$54	$—

Stock grants	$326	$—

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Nine months ended June 2, 2001
(Unaudited)

		Number of			(1)
		Common	Additional	Retained	Interest
	Common	Shares	Paid-In	Earnings	Rate
	Stock	Outstanding	Capital	(Deficit)	Swaps	Total

BALANCES AT SEPTEMBER 2, 2000	$413	4,132	$16,753	$(2,400)	$—	$14,766

Net income	—	—	—	1,256	—	1,256

Cummulative effect of change in accounting principle		*	*	*	194	194

Other comprehensive income	—	—	—	—	(248)	(248)

Issuance of common stock	13	131	313	—		326

BALANCES AT JUNE 2, 2001	$426	4,263	$17,066	$(1,144)	$(54)	$16,294

	See Accompanying notes

(1) This column provides information with respect to accumulated other comprehensive income (note 6).

DMI FURNITURE, INC.

Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

      The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at June 2, 2001 and for the three and nine months ended June 2, 2001 and May 27, 2000 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

      For the period ended June 2, 2001 comprehensive income is approximately $54,000 less than net income due to the effect of adoption of SFAS 133 (see note 7). For the period ended May 27, 2000, comprehensive income and net income are equal.

(2) Income Taxes

      Income tax expense consisted of the following (in thousands):

	Three Months Ended		Nine months ended

	June 2, 2001	May 27, 2000	June 2, 2001	May 27, 2000

Current	$44	$418	$693	$1,167

Deferred	5	41	77	130

Total	$49	$459	$770	$1,297

      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Nine months ended

	June 2, 2001	May 27, 2000	June 2, 2001	May 27, 2000

Tax at 34% statutory rate	$44	$389	$689	$1,124

State income taxes	5	70	81	173

Income Taxes	$49	$459	$770	$1,297

(3) Earnings Per Common Share

	(Thousands except per share amounts)
	Three Months Ended		Nine months ended

	June 2, 2001	May 27, 2000	June 2, 2001	May 27, 2000

Net Income	$82	$687	$1,256	$2,010

Average common shares outstanding	4,263	4,132	4,208	4,094

Common stock equivalents-dilutive options	111	187	171	148

Average shares of common stock and equivalents outstanding	4,374	4,319	4,379	4,242

Basic earnings per share	$0.02	$0.17	$0.30	$0.49

(Net income divided by average common shares outstanding) Diluted earnings per share	$0.02	$0.16	$0.29	$0.47

(Net income divided by average shares of common stock and equivalents outstanding)

(4) Inventories

      Inventories were comprised of the following at June 2, 2001 and September 2, 2000:

	Jun. 2, 2001	Sep. 2, 2000

Finished Products	$13,413,000	$16,273,000

Work in Process	573,000	488,000

Raw Materials	4,277,000	4,050,000

Total	$18,263,000	$20,811,000

(5) Long Term Debt

      The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EDITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of June 2, 2001 the Company was not in compliance with the fixed charge ratio and funded debt to EBITDA ratio. The Company’s lender has waived its non-compliance remedies.

(6) Major Customers and Sources of Supply

      The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 39% and 46% of the Company’s total sales for the three and nine months ended June 2, 2001. One customer accounted for 23% and 31% of the Company’s total sales for the three and nine months ended June 2, 2001. The loss of more than one of these customers at the same time or one of the largest five could have a material adverse effect on the business of the Company. As of June 2, 2001, one customer accounted for approximately 37% of total accounts receivable.

      For the first nine months of fiscal 2001, approximately 65% of the Company’s total sales are of imported product, as compared to 62% of sales for the first nine months of fiscal 2000. The Company sources these products from various factories in Asia through agents and direct, based primarily on Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7) Derivative & Hedging Activities

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

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($54,000) as of June 2, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

(8) Fair Value of Financial Instruments

      The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s debt instruments approximated the book value because substantial portions of the underlying instruments are variable rate notes that re-price frequently.

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Company and its business. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, in “Item 1. Business” of the Company’s 2000 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company’s revenues and profitability decreased during the third quarter of 2001 after several consecutive strong quarters. These results reflect a softening furniture market due to a slowing US economy and excess inventory throughout the supply chain. The third quarter results were consistent with the Company’s prior statements that it expected the operating environment in the 3rd and 4th fiscal quarters of fiscal 2001 to be difficult. In spite of strong revenue growth at two of our three import divisions, sales and profits for fiscal 2001 are expected to trail last year’s record level.

Results of Operations

      Revenue – Net sales for the three months ended June 2, 2001 declined $4,660,000 or approximately 17% from the third quarter of fiscal 2000. The decline in sales for the third quarter was the result of lower sales at DMI Desk, Commercial Office and Dolly Madison Bedroom divisions partially offset by a strong performance at the Wynwood and Home Styles divisions. Sales at DMI Desk during the third quarter of fiscal 2001 were down approximately 44%; while sales at Commercial Office and Dolly Madison Bedroom were down 23% and 24%, respectively, when compared to the third quarter of fiscal 2000. Net sales at the Home Styles division were up 23% and Wynwood sales increased 78% compared to last years third quarter. The large increase in sales at the Home Styles and Wynwood divisions were the result of several new products introduced at the October 2000 and April 2001 furniture market.

      Net sales for the nine months ended June 2, 2001 were down $4,682,000 or approximately 6% when compared to the first nine months of fiscal 2000. Sales at Wynwood and the Home Styles divisions grew approximately 18% and 12% respectively, compared to a year ago. Sales at the DMI Desk Company and the Commercial Office division were down 10% and 9% respectively, compared to the first nine months of fiscal year 2000. Sales at Dolly Madison Bedroom division were off 22% compared to last year.

      Gross Margin — The Company’s gross margin in the third quarter of fiscal 2001 was 19.2% compared to 20.6% in the third quarter of fiscal 2000. The decrease in gross margin in the third fiscal quarter of 2001 was primarily the result of reduced overhead utilization due to slowing sales.

      The Company’s gross margin for the nine months ended June 2, 2001 was 19.4% compared to 19.6% for the first nine months of the prior year. The decrease in gross margins is the result of reduced overhead utilization and increased warehousing costs partially offset by lower manufacturing costs due to the January 2000 closing of the Company’s Ferdinand, Indiana manufacturing plant discussed in previous filings.

      Selling, General and Administrative (S, G&A) Expense — For the third quarter of fiscal 2001, S, G&A expense amounted to $3,736,000 or 16.8% of sales compared to $3,964,000 or 14.8% of sales for the third fiscal quarter of 2000. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales. The lower overall sales level and the relatively fixed nature of the S, G&A expenses is the primary reason for the increase in S, G&A expenses as a percent of sales.

      For the nine months ended June 2, 2001 S, G&A expense was $10,819,000 or 14.5% compared to $10,897,000 or 13.8% for the period ended May 27, 2000. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales partially offset by an increase the bad debt expense. The $250,000 increase in bad debt expense was due to the bankruptcy filing of one customer and was discussed in the Companies second quarter 10Q filing. The lower overall sales level and the relatively fixed nature of the S, G&A expenses is the primary reason for the increase in S, G&A expenses as a percent of sales.

      Operating Profit — For the third quarter of fiscal 2001, operating profit was $528,000 or 2.4% of sales, compared to $1,559,000 or 5.8% of sales for the third quarter of fiscal 2000. The decrease in operating margin percent resulted from the lower overall sales volume for the quarter.

      For the nine months ended June 2, 2001 operating profit was $3,646,000 or 4.9% compared to $4,756,000 or 6.0% for the prior year. Fiscal 2000 operating profit included a one-time gain of $125,000 relating to closure of the Ferdinand, Indiana manufacturing facility. The decreased operating margin percent for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 was primarily the result of the lower sales for the current year and the relatively fixed nature of S, G& A expenses.

      Interest Expense — For the third quarter of fiscal 2001, net interest was $398,000 compared to $571,000 for the third quarter of fiscal 2000. The decrease in borrowing costs was primarily the result of lower interest rates and lower debt levels.

      For the nine months ended June 2, 2001, net interest expense was $1,663,000 compared to $1,622,000 for the nine months ended May 27, 2000. The increased interest costs for the period were the result of higher overall interest rates in the first four months of fiscal 2001 and higher average debt levels during the first six months of the year used to finance increased levels of accounts receivable.

      Liquidity and Capital Resources — Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 64 days for the first nine months of fiscal 2001 and 59 days for the first nine months of fiscal 2000. The increase in days sales outstanding was the result of delayed payments from several import customers. The Company’s inventory turns were 4.1 times for the first nine months of fiscal 2001 compared to 4.5 times for the first nine months of fiscal 2000. The decrease in inventory turns was primarily the result of the lower sales volume.

      Key elements of the Consolidated Statements of Cash Flows:

	Nine months ended

	June 2, 2001	May 27, 2000

Net cash provided/(used) for operating activities	$4,042,000	($1,698,000)

Net cash provided/(used) for investing activities	(450,000)	461,000

Net cash flows provided/(used) for operating and investing activities	$3,592,000	($1,237,000)

Net cash provided/(used) for financing activities	($3,775,000)	$1,087,000

Net change in cash	($183,000)	($150,000)

      During the first nine months of fiscal 2001, the Company generated cash flows from operations of $4,042,000 compared to ($1,698,000) for the first nine months of fiscal 2000. The operating cash flows generated in the current year are higher than the previous year primarily due to working capital management. Investing activities used approximately $450,000 for routine capital expenditures during the first nine months of fiscal 2001. During the first nine months of fiscal 2000 the Company generated cash flows of $461,000 resulting primarily from the disposal of certain assets relating to the closure of the Ferdinand, IN manufacturing facility, partially offset by routine capital expenditures. Financing activities used $3,775,000 during the nine months ended June 2, 2001 as the Company continued to pay down its revolving master note payable. During the first nine months of fiscal 2000 financing activities provided $1,087,000, which came primarily from net borrowings on the revolving line of credit.

      The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EDITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of June 2, 2001 the Company was not in compliance with the fixed charge ratio and funded debt to EBITDA ratio. The Company’s lender has waived its non-compliance remedies. The Company is currently in negotiations with its lender to revise the covenant requirements through the end of the loan agreement.

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

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($54,000) as of June 2, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 2, 2001, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $162,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at June 2, 2001. The Company has effectively fixed the interest on approximately $8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

10a Ninth Amendment to Amended & Restated Credit Agreement

(b) REPORTS ON FORM 8-K

None

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC. (Registrant)

Date:	July 9, 2001	/s/Phillip J. Keller

Phillip J. Keller Vice President-Finance, Chief Financial Officer & Treasurer