Form 10-K
period 2001-09-01
DMI FURNITURE INC
filed 2001-11-05
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 1, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to _____________________

Commission file number 0-4173

DMI FURNITURE, INC

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,929,662 as of September 1, 2001.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date.

Class	Outstanding at September 1, 2001

Common Stock, Par Value $.10 per Share	4,262,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on December 13, 2001 are incorporated by reference into Part III.

Part I.

Item 1. BUSINESS.

Preliminary Note Regarding Forward-Looking Statements

The information set forth in “Item 1. Business,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that reduce their purchases of the Company’s furniture products; changes in fashion or tastes; general conditions in the economy or capital markets; demographic changes; competition; and other factors identified in “Item 1. Business,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other portions of this report.

(a) General Development of Business.

     The operations of the Company during the past three years consisted of the manufacture, import, and sale of low and medium-priced residential, home office, and commercial office furniture.

(b) Financial Information About Industry Segments.

     The Company’s continuing operations as shown in its Selected Financial Data (See Item 6) for the five years ended September 1, 2001, consist of one industry segment — the manufacture, import, and sale of furniture.

(c) Narrative Description of the Business.

     The Company manufactures, imports, and sells low and medium-priced bedroom furniture, dining furniture, occasional and accent furniture, home office and commercial office furniture, conference tables, and chairs.

     The Company’s furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 2% of the Company’s sales in fiscal 2001. Approximately 6% of the Company’s sales are to wholesale distributors. The Company’s sales are made through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains showrooms for furniture markets in High Point, North Carolina. The Company also participates in the annual NeoCon commercial office furniture tradeshow in Chicago, Illinois.

     Approximately 64% of the Company’s total sales are of imported product. The Company sources these products from various factories in Asia and South America, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

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

     The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:

Trademark	Product	Date

TOP GUARD	All DMI products	2002

Wood Classics Furniture Company	All DMI products	2006

Carolina Desk Company	All DMI products	2008

DMI	All DMI products	2009

DMI Furniture, Inc.	All DMI products	2009

Wood Manor	All DMI products	2007

Cyber City Furniture Warehouse	All DMI products	2007

Carolina Classics Office Furniture Company	All DMI products	2010

Wynwood	All DMI products	2009

Homestyles	All DMI products	2011

Dolly Madison	All DMI products	2010

Barrister Oak	All DMI products	2008

Freelance	All DMI products	Pending

Euroflex	All DMI products	Pending

Flexcom	All DMI products	Pending

Shenandoah Valley Furniture Company & Design	All DMI products	Pending

Locust Grove Furniture Company	All DMI products	Pending

Sonoma Collection by Virginia County Furniture Classics	All DMI products	Pending

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

     The Company’s sales have historically not been subject to material seasonal fluctuations. However, as the Company’s seasonal promotions of imported furniture increase, the sales may become more subject to quarterly fluctuations. See Note 9 to the consolidated financial statements.

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

     The Company’s five largest customers accounted for approximately 44% of the Company’s total sales in fiscal 2001. One customer, Sam’s Wholesale Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company’s total net sales for fiscal 2001. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of September 1, 2001, one customer accounted for approximately 30% of total accounts receivable. The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

     The furniture industry is extremely competitive. The Company competes in the national market for low to upper medium-priced furniture. Due to the fragmented nature of the furniture manufacturing industry and the unavailability of complete financial reports for all its competitors, the Company is unable to accurately state its rank in the industry. There are, however, a number of furniture manufacturers with substantially greater sales and greater economic resources than the Company, a number of which are subsidiaries or divisions of large national companies. The principal methods of competition in the furniture industry are design, pricing, sales force, customer service, and manufacturing location.

     The Company is a vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with five manufacturing plants in Indiana and manufacturing sources in Asia and South America. DMI’s divisions are DMI Office Furniture, DMI Desk Company, Dolly Madison Furniture, WYNWOOD Furniture Company, and Home Styles.

     The Company employs approximately 371 employees, of whom approximately 109 are covered by collective bargaining contracts. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.

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

     During fiscal 2000 the Company closed and sold its furniture manufacturing plant located in Ferdinand, Indiana (117,823 square feet). See Note 11 to the financial statements for additional information.

     All of the Company’s properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

     The productive capacity and extent of utilization of each of the Company’s manufacturing facilities for the fiscal year ended September 1, 2001 are set forth in the table below. “Productive capacity” is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

Fiscal 2001

Facility	Capacity	Production	% Utilized

	(dollars in thousands)
Huntingburg, IN 5th St. Plant	$23,754	$18,464	78%
Huntingburg, IN Chestnut Street Plant	$22,866	$16,644	73%
Huntingburg, IN Fabricator Plant	$8,319	$6,860	82%
Ferdinand, IN Sawmill/Dimension Plant	$8,292	$7,019	85%

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

Price	High Bid	Low Bid
	Price	Price

1st Quarter of 2000	$2.50	$1.25
2nd Quarter of 2000	$2.38	$1.00
3rd Quarter of 2000	$2.88	$2.00
4th Quarter of 2000	$2.81	$1.97
1st Quarter of 2001	$2.94	$1.63
2nd Quarter of 2001	$2.69	$1.88
3rd Quarter of 2001	$2.13	$1.76
4th Quarter of 2001	$2.05	$1.25

(b) Approximate Number of Equity Security Holders

     Title of Class — Common Stock, $.10 Par Value

     Approximate Number of Stockholders as of September 1, 2001 — 1,270

(c) Dividend History

     No dividends have been paid on the Registrant’s Common Stock since its issuance on November 11, 1977.

(d) Dividend Policy

     Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company’s anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business and the retirement of its debt. In addition, the Company’s present financing agreement with Bank One, Indiana, N.A. prohibits the payment of dividends on common stock without the written consent of the bank. See Note 2 to the consolidated financial statements.

ITEM 6.
DMI FURNITURE, INC.
SELECTED FINANCIAL DATA (1)

	Fiscal Year Ended

	September 1,	September 2,		August 28,	August 29,	August 30,
	2001	2000		1999	1998	1997

	(Amounts in thousands except per share amounts)
Net sales	$97,137	$104,837		$80,373	$64,727	$56,434
Net income from continuing operations (5)	$875	$2,565	(4)	$1,088	$1,975	$2,416
Diluted earnings per common share (2)(5)	$0.20	$0.60	(4)	$0.25 (3)	$0.07	$0.40
Total assets	$46,629	$50,949		$45,279	$41,329	$35,551
Long-term debt and capital lease obligations	$24,021	$28,001		$26,934	$22,917	$14,857
Notes to selected financial data:

Note 1 -	This summary should be read in conjunction with the related financial statements and notes.

Note 2 -	Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.

Note 3 -	Includes charge from preferred stock redemption of $1,666,000 which impacted diluted earnings per common share by approximately $.40.

Note 4 -	Includes plant closing reserve which reduced net income and earnings per common share by approximately $372,000 and $.08 per share respectively.

Note 5 -	Includes a pre tax charge of $775,000 ($481,000 after tax) relating to discontinuing production of the promotional bedroom product line. The charge reduced diluted earnings per common share by approximatley $0.11 per share. The pre tax charge consisted of $575,000 for inventory; $80,000 for anticipated bad debts and $120,000 relating to severance.

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

Overview

     The Company’s revenues and profitability declined during the fiscal year ended September 1, 2001. The decline in revenue for the year follows four consecutive years of double-digit growth in revenue. The decline in profitability is the result of the lower overall volume and one-time charges relating to the Company’s decision to discontinue production of promotional bedroom furniture. The results reflect the continued weakness in the furniture market due to the overall decline in the US economy and excess inventory throughout the supply chain.

     During the fourth quarter of fiscal 2001 the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The Company believes the decline in aggregate demand for fully assembled promotional bedroom and excess industry capacity prevent this product line from recovering the costs of manufacturing, including the cost of capital. The Company does not anticipate the trend reversing. As a result, the Company, during the fourth quarter of fiscal 2001, has recorded a pre-tax charge of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included book provisions of approximately $575,000 for recording certain inventory items at net realizable value. The inventory charge representing a permanent basis reduction was recorded as a separate component of cost of sales. An $80,000 charge for expected losses relating to uncollectable accounts receivable was charged to bad debt expense, a component of selling, general, and administrative expenses. A $120,000 charge for severance pay, which is called for under Company policy, relates to the termination of certain salaried and support staff personnel.

Fiscal 2001 compared to Fiscal 2000

     Net sales for fiscal 2001 decreased by $7,700,000 or approximately 7% from fiscal 2000. The decline in sales for fiscal 2001 was the result of lower sales at DMI Desk, Commercial Office and Dolly Madison Bedroom divisions partially offset by strong performances at the Company’s Wynwood and Home Styles divisions. Sales at Commercial Office were down approximately 10% while sales at DMI Desk and Dolly Madison Bedroom were down approximately 16% and 22% respectively, when compared to fiscal 2000. The Company’s Wynwood and Home Styles divisions each delivered revenue growth in fiscal 2001 of approximately 20% when compared to fiscal 2000.

     The Company’s gross margin, excluding a permanent basis adjustment of $575,000 relating to discontinuing production of promotionally priced bedroom furniture, was $18,447,000 or 18.9% for fiscal 2001. The gross margin for fiscal 2000 was $20,438,000 or 19.5% of sales. The decline in gross profit in fiscal 2001 was the result of lower shipment volume and lower utilization of the Company’s production facilities.

     Selling, general and administrative (S,G&A) expenses excluding restructuring charges were $14,093,000 or 14.5% of sales for fiscal 2001 compared to $14,382,000 or 13.7% of sales for fiscal 2000. The decrease in S,G&A expenses for the year is the result of lower commissions and royalty expense due to the lower sales volume, partially offset by an increase in bad debt expense.

     The increase in bad debt expense was due to the bankruptcy filing of Home Place of America and the establishment of a reserve for bad debts relating to discontinuing the production of promotionally priced bedroom furniture. The increase in selling, general and administrative expenses as a percent of sales for fiscal 2001 versus fiscal 2000 was due to the lower sales volume and the relatively fixed nature of the S,G&A expenses.

     During the fourth quarter of fiscal 2001 the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. As a result the Company has taken a charge of $120,000 to cover severance pay. The severance pay, which is called for under Company policy, is related to the termination of certain salaried and support staff personnel.

     Net interest expense declined slightly to $2,073,000 in fiscal 2001 from $2,239,000 in fiscal 2000. The decrease in interest expense is primarily due to decreases in the prime and LIBOR interest rates in the second half of the fiscal year.

Fiscal 2000 compared to Fiscal 1999

     Net sales for fiscal 2000 increased by $24,464,000 or approximately 30% over fiscal 1999. This increase was primarily volume driven and was the result of increased home office sales and sales by the Company’s Wynwood and Home Styles divisions. The sales changes were as follows: Home office sales accounted for approximately 48% of the sales increase; Wynwood and Home Styles together accounted for approximately 49% of the sales increase; commercial office sales accounted for 8% of the increase; while promotional bedroom sales decreased by approximately 9%.

     The Company’s gross profit for fiscal 2000 was $20,438,000 or 19.5% of sales compared to $15,897,000 or 19.8% of sales for fiscal 1999. The increase in gross margin in fiscal 2000 versus fiscal 1999 was the result of the increased volume. The decrease in gross margin as a percentage of sales in fiscal 2000 verses fiscal 1999 was primarily a result of lower utilization of the Company’s production facilities and a lower margin product sales mix.

     Selling, general and administrative (S,G&A) expenses were $14,382,000 or 13.7% of sales for fiscal 2000 compared to $11,727,000 or 14.6% of sales for fiscal 1999. The increase in S,G&A expenses for the year is the result of higher commissions and royalty expense due to the increased sales volume. The decrease in selling, general and administrative expenses as a percent of sales for fiscal 2000 versus fiscal 1999 was due to the higher sales volume and the relatively fixed nature of the S,G&A expenses.

     During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000 the Company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter of fiscal 2000 the Company recognized a $166,000 gain on the sale of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter, as plant-closing costs were finalized.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $26,371,000 credit agreement with Bank One, Indiana N.A. comprised of a $1,171,000 term loan, a $1,200,000 term loan, and a maximum revolving master note loan commitment of $24,000,000 (outstanding balance $17,400,000 as of September 1, 2001). In addition, through December 31, 2001, to finance seasonal levels of accounts receivable and inventory, the Company has an additional $1,500,000 commitment under the revolving master loan note. On September 1, 2001, the Company had $1,969,000 available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

     On October 23, 2001, Bank One, Indiana NA amended the Company’s existing credit facility. The amendment extends the due date of the revolving master note to December 31, 2002 and restructures the revolving master note payable and the existing term loans.

     The maximum availability under the revolving master note payable will be $23,000,000 from October 24, 2001 until January 30, 2002. From January 31, 2002 through July 30, 2002 the maximum availability under the revolving master note payable decreases to $19,000,000. The maximum availability returns to $23,000,000 on July 31, 2002 and remains at that level until December 31, 2002. In addition, on October 23, 2001 a new $2,500,000 line for letters of credit will be extended until December 31, 2002. The previous sub-limit under the revolving master note payable will be canceled. On October 23, 2001 a new multi draw term loan will replace the existing term loans. The new multi draw term loan will have an initial outstanding balance of $2,247,333 and a maximum outstanding balance of $4,640,000.

     Demands for funds relate to payments for raw materials and other operating costs, resale merchandise, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs results from the collection of accounts receivable and from its ability to borrow funds. The Company’s days of sales outstanding of accounts receivable averaged 65 days for fiscal 2001 and 60 days for fiscal 2000. This increase was primarily the result of general soft conditions in the commercial office category. Inventory turnover was 3.6 in fiscal 2001 and 4.2 in fiscal 2000. The Company believes it will be able to generate enough cash in fiscal 2001 from operations together with available borrowings under its revolving master note to make scheduled payments on its long-term debt.

Key elements of the Consolidated Statement of Cash Flows (in thousands):

	2001	2000	1999

Net cash provided/(used) for operating activities	$4,372	($1,476)	($4,093)
Net cash provided/(used) for investing activities	(552)	298	(385)

Net cash flows provided/(used) for operating and investing activities	$3,820	($1,178)	($4,478)

Net cash provided/(used) for financing activities	($3,980)	$1,070	$4,171

Net change in cash and cash equivalents	($160)	($108)	($307)

     During fiscal 2001 lower overall levels of receivables and inventory contributed to the generation of $4,372,000 of cash flows from operations for the Company. During, fiscal 2000 and fiscal 1999 the Company used cash flows for operations of $1,476,000 and $4,093,000 respectively, primarily to finance finished goods inventories for its new divisions and new commercial office groups as well as to finance increased accounts receivables from substantially increased sales.

     Cash flows of $552,000 were used for investing activities in fiscal 2001 primarily for plant and equipment modernization expenditures. Cash flows provided from investing activities were $298,000 for fiscal 2000. The cash provided in fiscal 2000 was primarily a result of asset sales related to the closure of Plant 4 (see note 11) partially offset by new equipment purchases. Cash flows of $385,000 were used for investing activities during fiscal 1999 primarily for plant and equipment modernization expenditures.

     For fiscal 2001 the Company used $3,980,000 of net cash flows to reduce overall debt levels. During fiscal 2000 net cash flows from financing activities of $1,070,000 were used primarily to finance working capital requirements. Net cash flows from financing activities of $4,171,000 for fiscal 1999 were used primarily to finance working capital requirements and the previously mentioned fixed assets.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt. See Note 2 to the consolidated financial statements.

     The Company’s fiscal 2002 budget for capital expenditures is approximately $221,000. The Company anticipates that its 2002 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($113,000) as of September 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

     In July 2001, the Financial Accounting Standard Board issued Statement No. 141, “Business Combinations”; Statement No. 142 “Goodwill and Other Intangible Assets”; and Statement No. 143, “Accounting for Asset Retirement Obligations”. The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 1, 2001, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $189,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at September 1, 2001. The Company has effectively fixed the interest rates on approximately $5.2 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of September 1, 2001 the fair market value of these swaps is approximately ($113,000). (See Note 13)

DMI FURNITURE, INC.
FORM 10-K
ITEMS 8, 14(a) 1 AND 2 AND 14(d)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:

Page

Consolidated Financial Statements:

Report of Independent Public Accountants	F-1

Consolidated Balance Sheets as of September 1, 2001 and September 2, 2000	F-2, F-3

Consolidated Statements of Operations for the years ended September 1, 2001, September 2, 2000 and August 28, 1999	F-4

Consolidated Statements of Stockholders’ Equity for the years ended September 1, 2001, September 2, 2000 and August 28, 1999	F-5

Consolidated Statements of Cash Flows for the years ended September 1, 2001, September 2, 2000 and August 28, 1999	F-6, F-7

Notes to Consolidated Financial Statements	F-8 — F-19

The following financial statement schedule of the registrant is included in Item 14(d):

Page

II — Valuation and Qualifying Accounts	S-1

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of DMI Furniture, Inc.:

We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. (a Delaware corporation) and subsidiary as of September 1, 2001 and September 2, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 1, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of September 1, 2001 and September 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 1, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index To Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

October 5, 2001 (except with respect to the matter
discussed in Note 2, as to which the date is October 23, 2001)
Louisville, Kentucky

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
As of September 1, 2001 and September 2, 2000
(Amounts in thousands)

ASSETS	2001	2000

Current assets:
Cash	$517	$677
Accounts receivable-(net of allowances of $627 on Sep. 1, 2001 and	16,864	17,891
$201 on Sep. 2, 2000)
Inventories (note 8)	17,645	20,811
Other current assets	424	413
Current portion of deferred income taxes (note 7)	1,467	1,241

Total current assets	36,917	41,033

Property, plant and equipment, at cost:
Land	655	655
Buildings and improvements	8,800	8,418
Machinery and equipment	10,417	9,891
Leasehold improvements	990	985
Construction in progress	30	399

	20,892	20,348
Less accumulated depreciation	11,545	10,613

Net property, plant and equipment	9,347	9,735

Other assets	365	181

Total assets	$46,629	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
As of September 1, 2001 and September 2, 2000
(Amounts in thousands, except share data)
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Current liabilities:
Trade accounts payable	$2,787	$3,576
Accrued liabilities	2,973	3,754
Long-term debt due within one year (note 2)	3,501	1,500

Total current liabilities	9,261	8,830

Long-term liabilities:
Long-term debt (note 2)	20,520	26,501
Accrued pension costs (note 6)	495	0
Deferred compensation (note 6)	117	176
Deferred income taxes (note 7)	571	676
Other long-term liabilities (note 12)	113	0

	21,816	27,353

Commitments and Contingencies (note 4)
Stockholders’ equity:
Common stock, $.10 par value, 9,600,000 shares (note 5) authorized, 4,262,938 shares outstanding (4,132,255 on Sep. 2, 2000)	426	413
Additional paid-in capital	17,066	16,753
Retained deficit	(1,525)	(2,400)
Accumulated other comprehensive loss	(415)	0

Total stockholders’ equity	15,552	14,766

Total liabilities and stockholders’ equity	$46,629	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)

		Years Ended

	September 1,	September 2,	August 28,
	2001	2000	1999

Net sales	$97,137	$104,837	$80,373
Cost of sales	78,690	84,399	64,476
Cost of sales-restructuring (note 11)	575	0	0

Gross profit	17,872	20,438	15,897
Margin	18.4%	19.5%	19.8%
Selling, general and administrative expenses	14,093	14,382	11,727
S,G&A expenses-restructuring (note 11)	80	0	0

	14,173	14,382	11,727
% of sales	14.6%	13.7%	14.6%
Restructuring charges (note 11)	120	(125)	600

Operating profit	3,579	6,181	3,570
Margin	3.7%	5.9%	4.4%
Other income (expense):
Interest expense (net)	(2,073)	(2,239)	(1,766)
Other income	43	173	11

	(2,030)	(2,066)	(1,755)
Income before income taxes	1,549	4,115	1,815
Provision for income taxes (note 7)	(674)	(1,550)	(727)

Net income	$875	$2,565	$1,088

Earnings per common share (note 15):
Basic	$0.21	$0.63	$0.27

Diluted	$0.20	$0.60	$0.25

Average common and equivalent shares outstanding	4,365	4,274	4,383

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (2)
(Amounts in thousands)
Three years ended September 1, 2001

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss)	Total

BALANCES AT AUGUST 29, 1998	$390	3,892	$16,183	$(6,053)	$(263)	$10,257
Net income				1,088		1,088
Other comprehensive income:
Adjust minimum pension liability					12	12
Issuance of common stock	15	151	368			383

BALANCES AT AUGUST 28, 1999	$405	4,043	$16,551	$(4,965)	$(251)	$11,740

Net income				2,565		2,565
Other comprehensive income Adjust minimum pension liability					251	251
Issuance of common stock	8	89	202			210

BALANCES AT SEPTEMBER 2, 2000	$413	4,132	$16,753	$(2,400)	$—	$14,766

Net income				875		875
Cumulative effect of change in accounting principle (1)					194	194
Other comprehensive income Change in interest rate derivative					(306)	(306)
Adjust minimum pension liability					(303)	(303)
Issuance of common stock	13	131	313			326

BALANCES AT SEPTEMBER 1, 2001	$426	4,263	$17,066	$(1,525)	$(415)	$15,552

(1)	Adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

(2)	Total comprehensive income was $460, $2,816 and $1,100 for the fiscal years 2001, 2000 and 1999, respectively.

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

		Years Ended
	Sep. 1,	Sep. 2,	Aug. 28,
	2001	2000	1999

Cash flows from operating activities:
Net income	$875	$2,565	$1,088
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	986	1,096	1,244
Gain on disposal of property, plant and equipment	(14)	(173)	(17)
Deferred income taxes	(331)	(11)	(45)
Changes in assets and liabilities:
Accounts receivable	1,027	(5,205)	(2,434)
Inventories	3,166	(1,906)	(2,609)
Other assets	(226)	(5)	(126)
Trade accounts payable	(789)	1,049	(994)
Accrued liabilities	(758)	1,296	6
Accrued pension costs	495	(130)	(161)
Deferred compensation	(59)	(52)	(45)

Total adjustments	3,497	(4,041)	(5,181)

Net cash provided/(used) by operating activities	4,372	(1,476)	(4,093)

Cash flows provided/(used) by investing activities:
Capital expenditures	(555)	(479)	(404)
Proceeds from the disposal of property, plant and equipment	3	777	19

Net cash provided/(used) by investing activities	(552)	298	(385)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)

		Years Ended
	Sep. 1,	Sep. 2,	Aug. 28,
	2001	2000	1999

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	$25,800	$32,950	$32,567
Payments on line-of-credit	(28,350)	(30,250)	(27,150)
Payments on long-term debt	(1,430)	(1,633)	(1,400)
Proceeds from stock options exercised	—	3	154

Net cash (used)/provided by financing activities	(3,980)	1,070	4,171

Decrease in cash	(160)	(108)	(307)
Cash — beginning of period	677	785	1,092

Cash — end of period	$517	$677	$785

Cash paid for:
Interest	$2,118	$2,205	$1,739

Income taxes	$1,243	$1,274	$1,044

Non cash Items:
Minimum pension liability	$303	$251	$12

Interest rate derivatives	$113	$—	$—

Stock grants	$326	$207	$229

See accompanying notes.

DMI FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

     The Company - The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry — the Company manufactures, imports, and sells residential, home office, and commercial office furniture. The Company has more than one operating segment which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Its principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States. Fiscal year 2000 consists of a fifty-three week period ending the first Saturday in September. Fiscal years 2001 and 1999 presented in this report consist of fifty-two weeks.

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

     Income taxes - The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 7 for additional information)

     Earnings per common share - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period (2001 — 4,365,000; 2000-4,274,000; 1999 — 4,383,000). (See Note 15 for additional information)

     Consolidated Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

     Advertising - The Company expenses advertising-type costs as incurred as a component of selling, general and administrative expenses on the accompanying statements of operations. Advertising expense was approximately $1,482,000, $1,672,000 and $1,906,000 in fiscal 2001, 2000 and 1999 respectively.

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

     Long-lived assets - Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the caring amount of the assets exceeds the fair value of the assets. The Company has not recorded an impairment loss in the accompanying statements of operations relating to long lived assets under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121).

     Revenue recognition - The Company recognizes sales of its products when the products are shipped to customers and title passes.

     Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement as amended by Financial Accounting Standards Board Statement No. 137, effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($113,000) as of September 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

     In July 2001, the Financial Accounting Standard Board issued Statement No. 141, “Business Combinations”; Statement No. 142 “Goodwill and Other Intangible Assets”, and Statement No. 143, “Accounting for Asset Retirement Obligations”. The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

     Reclassification of 2000 and 1999 Financial Statements - Certain reclassifications have been made to the September 2, 2000 and August 28, 1999 financial statements to conform to the September 1, 2001 classifications. These reclassifications had no effect on previously reported operations.

2. Long-term debt
Long-term debt consists of the following:

	2001	2000

Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2002; weekly adjustable coupon interest rate (2.45% on 9/1/01) and payable monthly.	$2,230,000	$2,230,000

Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2003; weekly adjustable coupon interest rate (2.45% on 9/1/01) and payable monthly.	2,020,000	2,020,000

	2001	2000

Term note payable to bank; due in 45 monthly principal installments of $116,666.67 through 5/31/02; interest at prime (6.50%) or LIBOR+2.0% (5.58%).	1,171,000	2,501,000

Term note payable to bank; due in 60 monthly principal installments of $8,333.33 and final payment of $1 million on 8/31/03; interest at prime (6.50%) or LIBOR+2.0% (5.58%).	1,200,000	1,300,000

$24,000,000 revolving master note payable to bank; interest at prime (6.50%) or LIBOR+2.0% (5.58%); expires December, 2002.	17,400,000	19,950,000

Less portion due within one-year	24,021,000 3,501,000	28,001,000 1,500,000

	$20,520,000	$26,501,000

     With respect to the term notes and revolving loan above, the Company has the option of borrowing based on prime rate or London Interbank Offered Rate (LIBOR) + 2.00%. As of September 1, 2001, $16 million of the revolver note balance and $2.1 million of the term loans were LIBOR priced.

     Substantially all assets are pledged to collateralize long-term debt. On September 1, 2001, the Company had $1,969,000 available under the formula for calculating its available borrowings.

     With respect to the Economic Development Revenue Bonds (Bonds), the Company has the option to establish the Bonds’ interest rate form (variable or fixed interest rate). When the Bonds are in the variable rate form, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment on the Bonds. If any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. If the Bonds cannot be remarketed the lender is committed to providing financing for up to 372 days. The letters of credit expire in 2002 unless earlier extended by the lender. As a result of these written commitments, the Bonds are classified as long-term debt in the accompanying balance sheet.

     The aggregate maturities of long-term debt for the next five fiscal years and thereafter are as follows:

2002	$3,501,000
2003	$20,520,000
2004
2005
2006
Thereafter

$24,021,000

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a fixed charge ratio, tangible net worth, and ratio of total funded debt to EBITDA, all as defined in the bank financing agreement. The financing agreement restricts the Company from, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends; and, acquiring capital assets in excess of the annual depreciation. As of September 1, 2001 the Company is in compliance with the aforementioned covenants.

     On October 23, 2001, Bank One, Indiana NA amended the Company’s existing credit facility. The amendment extends the due date of the revolving master note to December 31, 2002 and restructures the revolving master note payable and the existing term loans.

     The maximum availability under the revolving master note payable will be $23,000,000 from October 24, 2001 until January 30, 2002. From January 31, 2002 through July 30, 2002 the maximum availability under the revolving master note payable decreases to $19,000,000. The maximum availability returns to $23,000,000 on July 31, 2002 and remains at that level until December 31, 2002. In addition, on October 23, 2001 a $2,500,000 line for letters of credit will be extended until December 31, 2002. On October 23, 2001 a new multi draw term loan will replace the existing term loans. The new multi draw term loan will have an initial outstanding balance of $2,247,333 and a maximum outstanding balance of $4,640,000.

3. Lease commitments

     The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

     Future minimum lease payments at September 1, 2001 under these leases for fiscal years are as follows:

2002	$836,000
2003	155,000
2004	17,000
2005	9,000
2006
Thereafter

$1,017,000

     Rent expense under operating leases charged to operations during fiscal years 2001, 2000 and 1999 was $1,038,000, $1,114,000 and $844,000 respectively.

4. Commitments and contingencies

     The Company has entered into individual employment agreements with certain of its officers, which expire at various times through August 31, 2003. Certain of these agreements provide for lump sum payments in the event employment is terminated as a result of a change in ownership of the Company as defined in the agreements.

     The Company is subject to various environmental laws of federal, state and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company’s financial condition and results of operations. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

     The Company does not believe there is any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, which is not expected to have a material effect on the consolidated balance sheets and statements of operations of the Company.

5. Stock options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees and related Interpretations” (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

		2001	2000	1999

Net Income:	As reported	$874,000	$2,565,000	$1,088,000
	Proforma	$790,000	2,504,000	993,000
Diluted earnings per common share:
	As reported	$0.20	$0.60	$0.25
	Proforma	$0.18	0.59	0.23

     Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders February, 1989. In February, 1994 the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. On February 15, 2000 the maximum shares of common stock allowed to be issued was increased to 800,000 shares for the 1993 Long Term Incentive Stock Plan for Employees. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended September 1, 2001 follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding-beginning of year	766	$1.96	783	$1.98	805	$1.92
Granted	91	$2.75	5	$1.75	20	$3.63
Exercised	—	—	—	—	(42)	$1.70
Expired	—	—	(22)	$2.65	—	—

Outstanding-end of year	857	$2.04	766	$1.96	783	$1.98

Exercisable at end of year	574	$1.90	718	$1.89	668	$1.80
Weighted-average fair value of		$2.75		$1.75		$2.18
options granted during year

     Exercise prices for options outstanding as of September 1, 2001 ranged from $1.38 to $3.63. The weighted-average remaining contractual life of those options is 4 years.

     Included in the above are non-qualified options for 366,724 shares of common stock for $1.38 to $2.50 per share to certain employees/directors, which have a total option price of approximately $652,000. The options are immediately exercisable for up to ten years after the date of grant.

     The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock for options granted prior to March 15, 1998. A new plan was adopted effective March 15, 1998 authorizing the Company to issue options to non-employee directors to acquire a maximum of 100,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended September 1, 2001 follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding-beginning of year	44	$2.87	45	$2.77	55	$2.49
Granted	9	$2.00	3	$2.69	9	$4.00
Exercised	—	—	(2)	$1.47	(18)	$2.53
Expired	(1)	$1.18	(2)	$1.75	(1)	$2.62

Outstanding-end of year	52	$2.67	44	$2.87	45	$2.77

Exercisable at end of year	25	$2.55	26	$2.74	33	$2.42
Weighted-average fair value of		$2.00		$2.69		$2.41
options granted during year

     Exercise prices for options outstanding as of September 1, 2001 ranged from $1.19 to $4.00. The weighted-average remaining contractual life of those options is 6.5 years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: expected volatility of 91.0 percent; risk-free interest rate of 5.00 percent; expected lives for options of 7 years; and expected dividend yield of 0 percent based on the Company’s history of no dividend payments on common stock.

6. Pension plans

     The Company has a defined benefit pension plan which covers substantially all hourly employees. Pension costs charged to operations were approximately $51,000 in fiscal 2001, $113,000 in fiscal 2000 and $142,000 in fiscal 1999. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements.

The Company’s policy is to fund normal costs and amortization of prior service costs at a level which is equal to or greater than the minimum required under ERISA.

     Net pension costs for the defined benefit plan in fiscal 2001, fiscal 2000 and fiscal 1999 were computed as follows:

	2001	2000	1999

Service cost-benefits earned	$48,837	$77,623	$77,211
Interest costs of projected benefit obligation	238,597	230,881	220,314
Expected return on plan assets	(260,949)	(224,024)	(191,850)
Amortization of transition obligation	9,907	9,907	9,907
Amortization of unrecognized prior service cost	15,326	15,326	15,326
Recognized actuarial (gain)/loss	(1,189)	3,535	10,649

Net pension expense	$50,529	$113,248	$141,557

     The funded status of the defined benefit plan at September 1, 2001 and September 2, 2000 is shown below:

	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$3,006,349	$3,365,596
Service cost	48,837	77,623
Interest cost	238,597	230,881
Benefits paid	(194,917)	(249,910)
Actuarial (gain)/loss	543,892	(417,841)

Benefit obligation at end of year	$3,642,758	$3,006,349

	2001	2000

Change in plan assets:
Fair value of plan assets at beginning of year	$3,199,306	$2,729,220
Actual return on plan assets	(324,328)	519,996
Employer contributions	220,000	200,000
Benefits paid	(194,917)	(249,910)

Fair value of plan assets at end of year	$2,900,061	$3,199,306

	2001	2000

Reconciliation of funded status:
Funded status	($742,697)	$192,957
Unrecognized actuarial (gain)/loss	706,991	(423,367)
Unrecognized transition (asset)/obligation	89,157	99,064
Unrecognized prior service cost	194,581	209,907

Net amount recognized at year-end	$248,032	$78,561

	2001	2000

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$248,032	$78,561
Accrued benefit liability	(742,697)	—
Intangible asset	283,738	—
Accumulated other comprehensive income	458,959	—

Net amount recognized at year end	$248,032	$78,561

Other comprehensive income attributable to change in additional minimum liability recognition	$458,959	($378,981)

Weighted-average assumption as of:	9/1/2001	9/2/2000

Discount rate	7.00%	8.00%
Expected long-term rate of return on plan assets	8.25%	8.25%

     The Company has defined contribution 401(k) retirement plans for salaried and hourly personnel. Costs charged to operations in fiscal 2001, fiscal 2000 and fiscal 1999 for these plans were approximately $179,000, $173,000 and $160,000, respectively.

     The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989. The present value of future payments under the plan accrued at September 1, 2001 and September 2, 2000 is approximately $117,000 and $176,000, respectively. Plan costs charged to operations were approximately $12,000 in fiscal 2001, $24,000 in fiscal 2000, and approximately $25,000 in fiscal 1999.

7. Income taxes

     The tax effect of each temporary basis difference and carry forward that gives rise to significant deferred tax assets and deferred tax liabilities as of September 1, 2001 and September 2, 2000 is as follows (in thousands):

	2001	2000

Accumulated tax depreciation of property and	$(633)	($582)
equipment in excess of book depreciation
Various accruals and reserves	1,309	888
Inventory	199	228
Other	21	31

Net deferred tax asset	$896	$565

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. Based on this belief and the Company’s historical and current pre-tax earnings as well as its expectations for the future, management believes it is more likely than not that the Company will realize its deferred tax assets. As a result, no valuation allowance was required as of September 1, 2001 and September 2, 2000. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.

     Income tax expense consisted of the following (in thousands):

	Twelve Months Ended

	Sep. 1, 2001	Sep. 2, 2000	Aug. 28, 1999

Currently payable	$848	$1,561	$772
Deferred	(174)	(11)	(45)

Total	$674	$1,550	$727

     The deferred tax provision consisted of the following:

	Twelve Months Ended

	Sep. 1, 2001	Sep. 2, 2000	Aug. 28, 1999

Excess tax over book depreciation	$52	($52)	$38
Other	(226)	41	(83)

Total	(174)	($11)	($45)

     The deferred tax provision excludes the impact of deferred taxes associated with the minimum pension liability. The minimum pension liability is charged directly to equity net of tax.

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Twelve Months Ended

	Sep. 1, 2001	Sep. 2, 2000	Aug. 28, 1999

Tax at 34% statutory rate	$527	$1,409	$617
State income taxes (net of federal benefit)	105	141	110
Other	42	0	0

Income Taxes	$674	$1,550	$727

8. Other information

     Inventories — Inventories are summarized below (in thousands):

	2001	2000

Finished Products	$13,301	$16,273
Work in Process	576	488
Raw Materials	3,768	4,050

Total	$17,645	$20,811

Accrued liabilities — Accrued liabilities are summarized below (in thousands):

Description	2001	2000

Property, payroll and other taxes	$683	$1,171
Payroll, bonuses and commissions	1,773	2,071
Plant closing reserve (note 11)	120	0
Interest	0	190
Other	397	322

Total	$2,973	$3,754

9. Quarterly financial data (unaudited)

     Quarterly financial data (unaudited — in thousands of dollars except per share amounts)

	First	Second	Third	Fourth
Fiscal 2001	Quarter	Quarter	Quarter	Quarter (2)	Year

Net Sales	$31,252	$21,124	$22,189	$22,572	$97,137
Gross Profit	6,706	3,495	4,264	3,407	17,872
Net Income	1,128	46	82	(382)	874
Diluted earnings per	$0.26	$0.01	$0.02	($0.09)	$0.20
common Share (1)

	First	Second	Third	Fourth
Fiscal 2000	Quarter	Quarter	Quarter	Quarter	Year

Net Sales	$28,378	$24,020	$26,849	$25,590	$104,837
Gross Profit	5,644	4,361	5,523	4,910	20,438
Net Income	879	444	687	555	2,565
Diluted earnings per	$0.21	$0.10	$0.16	$0.13	$0.60
common Share (1)

(1)	Diluted earnings per common share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly diluted earnings per common share information may not equal the annual diluted earnings per common share.

(2)	See Note 11.

10. Major customers and sources of supply

     The Company’s five largest customers accounted for approximately 44%, 49% and 46% the Company’s total sales in fiscal 2001, fiscal 2000 and fiscal 1999. One customer accounted for approximately 28%, 32% and 27% of the Company’s total net sales in fiscal 2001, fiscal 2000 and fiscal 1999. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of September 1, 2001 and September 2, 2000, one customer accounted for approximately 30% and 34% respectively, of total accounts receivable. The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

     Approximately 64% of the Company’s total sales are of imported product. The Company sources these products from various factories in Asia and Mexico, both through agents and direct, based primarily on Company developed designs. The Company maintains a showroom, production office, and quality control organization in China. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

11. Plant closing and restructuring

     During the fourth quarter of fiscal 2001 the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The Company believes the decline in aggregate demand for fully assembled promotional bedroom furniture and excess industry capacity prevent this product line from recovering the costs of manufacturing, including the cost of capital. The Company does not anticipate the trend reversing. As a result, the Company, during the fourth quarter of fiscal 2001, has recorded a pre-tax charge of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included book provisions of approximately $575,000 for recording certain inventory items at estimated net realizable value. The inventory charge representing a permanent basis reduction was recorded as a separate component of cost of sales. An $80,000 charge for expected losses relating to uncollectable accounts receivable was charged to bad debt expense, a component of selling, general, and administrative expenses. A $120,000 charge for severance pay, which is called for under Company policy, relates to the termination of certain salaried and support staff personnel, and was charged to restructuring costs in the statements of operations.

     During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000 the Company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter of fiscal 2000 the Company recognized a $166,000 gain on the sales of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter of fiscal 2000, as plant-closing costs were finalized.

12. Derivative & Hedging Activities

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($113,000) as of September 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

13. Fair Value of Financial Instruments

     The book values of cash, trade receivable and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s debt instruments approximated the book value because substantial portions of the underlying instruments are variable rate notes which re-price frequently.

     The Company as of September 1, 2001 has interest rate swaps in the nominal amount of approximately $5.2 million, which are used to reduce the risk of interest rate movements for a portion of its long-term debt. The market value of the swaps is approximately a $113,000 liability.

14. Source and Supply of Labor

     The Company employs approximately 371 employees, of whom approximately 109 are covered by a collective bargaining contract, which expires March 31, 2004.

15. Earnings Per Common Share

	(Amounts in thousands except per share amounts)
	2001	2000	1999

Net Income	$874	$2,565	$1,088

Average common shares outstanding	4,221	4,103	3,991
Common stock equivalents-dilutive options	144	171	392

Average shares of common stock and equivalents outstanding	4,365	4,274	4,383

Basic earnings per share	$0.21	$0.63	$0.27

(Net income divided by average common shares outstanding Diluted earnings per share	$0.20	$0.60	$0.25

(Net income divided by average shares of common stock and equivalents outstanding)

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES.

None.

Part III.

Item 10. DIRECTORS AND EXCUTIVE OFFICERS OF THE PARTICIPANT

     The information under the heading “Election of Directors” is incorporated by reference from the Company’s definitive proxy statement on Schedule 14A for its annual meeting of stockholders scheduled for December 13, 2001 (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

     The information under the heading “Executive Compensation” is incorporated by reference from the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading “Principal Holders of Voting Securities” is incorporated by reference from the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

DATED:	November 5, 2001	DMI FURNITURE, INC.

By:/S/Donald D. Dreher President, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/Joseph G. Hill Joseph G. Hill	Executive Vice President, Operations and Director	November 5, 2001
/S/Phillip J. Keller Phillip J. Keller	Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer	November 5, 2001

/S/Thomas M. Levine. Thomas M. Levine	Director	November 5, 2001

/S/David Martin David Martin	Director	November 5, 2001

/S/W. Howard Armistead W. Howard Armristead	Director	November 5, 2001

/S/Daniel H. Abramowitz Daniel H. Abramowitz	Director	November 5, 2001
/S/Donald D. Dreher Donald D. Dreher	President, Chief Executive Officer, Chairman of the Board and Director	November 5, 2001

IV-2

DMI FURNITURE, INC.
SCHEDULE II

		Additions
		Charged/
	Balance at	(credited)	Charge-offs	Balance
	Beginning	to Costs and	Net of	at End
Description	of Period	Expenses	Recoveries	of Period

Allowance for doubtful accounts:
Year ended August 28, 1999	$150,000	$132,000	$107,000	$175,000

Year ended September 2, 2000	$175,000	$207,000	$181,000	$201,000

Year ended September 1, 2001	$201,000	$614,000	$188,000	$627,000

Restructuring Charges:
Year ended August 28, 1999	$—	$600,000	$—	$600,000

Year ended September 2, 2000	$600,000	$(125,000)	$475,000	$—

Year ended September 1, 2001	$—	$120,000	$—	$120,000

Item 14(a)3. EXHIBITS

10-K
Page No.

*	(3)(a)	Restated Certificate of Incorporation
*******	(b)	Bylaws
*	(4)(a)	Restated Certificate of Incorporation
*******	(b)	Bylaws
********	(10)(a)	1988 Stock Option Plan for Employees
*****	(b)	Non-employee Director Stock Option Program
*****	(c)	Form of Indemnification Agreement
*****	(d)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1988 between Joseph G. Hill and DMI Furniture, Inc.
****	(e)	First Amendment to Amended and Restated Credit Agreement between DMI Furniture, Inc. and Bank One, Indiana, National Association dated July 2, 1998.
****	(f)	Second Amendment to Amended and Restated Credit Agreement between DMI Furniture, Inc. and Bank One, Indiana, National Association dated August 27, 1998.
*****	(g)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1988 between Donald D. Dreher and DMI Furniture, Inc.
**	(h)	Amended and Restated Credit Agreement between Bank One, Indianapolis, National Association, and DMI Furniture, Inc. dated October 3, 1997.
*****	(i)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated June 1, 1994.
*****	(j)	1993 Long Term Incentive Stock Plan for Employees
*****	(k)	Stock Compensation and Deferral Plan for Outside Directors.
*****	(l)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated as of October 1, 1993.
	(m)	Extension and Renewal of Employment Agreement as of September 3, 2000 between DMI Furniture, Inc. and Joseph G. Hill	E1-E7
*********	(n)	Extension and Renewal of Employment Agreement as of April,26, 2000 between DMI Furniture, Inc. and Donald D. Dreher
*****	(o)	1998 Stock Option Plan For Independent Directors
****	(p)	Third Amendment To Amended And Restated Credit Agreement dated as of July, 1999 between Bank One, Indiana N.A. and DMI Furniture, Inc.
****	(q)	Promissory Note Modification Agreement dated as of July, 1999 between Bank One, Indiana N.A. and DMI Furniture, Inc.

****	(r)	Fourth Amendment To Amended And Restated Credit Agreement dated as of October, 1999 between Bank One, Indiana N.A. and DMI Furniture, Inc.
******	(s)	Fifth Amendment To Amended And Restated Credit Agreement dated as of February17, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.
******	(t)	Sixth Amendment To Amended And Restated Credit Agreement dated as of March 12, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.
*********	(u)	Seventh Amendment To Amended And Restated Credit Agreement dated as of July 12, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.
**********	(v)	Eight Amendment To Amended And Restated Credit Agreement dated as of December 1, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.
***********	(w)	Ninth Amendment To Amended And Restated Credit Agreement dated as of Ma 1, 2001 between Bank One, Indiana N.A. and DMI Furniture, Inc.
	(21)	List of subsidiaries	E-8
	(23)	Consent of Arthur Andersen LLP to incorporation of audit report into S-8 registration statements	E-9

*	Incorporated by reference to Registration No. 333-5246
**	Incorporated by reference to report on Form 10-Q for the fiscal quarter ended November 29, 1997
***	Incorporated by reference to Proxy Statement dated February 20, 1998.
****	Incorporated by reference to Form 10-K for the fiscal year ended August 28, 1999
*****	Incorporated by reference to Form 10-Q for the fiscal quarter ended November 30, 1999.
******	Incorporated by reference to Form 10-Q for the fiscal quarter ended May 27, 2000.
*******	Incorporated by reference to Form 8-K dated September 6, 2000.
********	Incorporated by reference to Registration Number 33-64188
*********	Incorporated by reference to Form 10-K for the fiscal year ended September 2, 2000.
**********	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 2, 2000.
***********	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 2, 2000.