Form 10-Q
period 2001-12-01
DMI FURNITURE INC
filed 2002-01-07
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended December 1, 2001

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

Outstanding at December 1, 2001 — 4,279,378

INDEX
Page

Part I. Financial Information

Consolidated Balance Sheets — December 1, 2001 and September 1, 2001	3, 4

Consolidated Statements of Operations — Three Months
Ended December 1, 2001 and December 2, 2000	5

Consolidated Statements of Cash Flows — Three Months Ended
December 1, 2001 and December 2, 2000	6, 7

Consolidated Statements of Stockholders’ Equity — Three Months Ended December 1, 2001	8

Notes to Consolidated Financial Statements	9-12

Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Part II. Other Information	17-18

Index to exhibits

10. (a) Amended and Restated Credit Agreement

Part I. Financial Information
DMI FURNITURE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	Dec. 1,	Sep. 1,
ASSETS	2001	2001

Current assets:
Cash	$248	$517
Accounts receivable-(net of allowances of $645 on Dec. 1, 2001 and $627 on Sep. 1, 2001)	13,928	16,864
Inventories (note 4)	18,526	17,645
Other current assets	380	424
Current portion of deferred income taxes	1,438	1,467

Total current assets	34,520	36,917

Property, plant and equipment, at cost:
Land	655	655
Buildings and improvements	8,797	8,800
Machinery and equipment	9,940	10,417
Leasehold improvements	990	990
Construction in progress	156	30

	20,538	20,892
Less accumulated depreciation	11,292	11,545

Net property, plant and equipment	9,246	9,347

Other assets	609	613

Total assets	$44,375	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Continued)

	(Unaudited)
	Dec. 1,	Sep. 1,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2001

Current liabilities:
Trade accounts payable	$2,535	$2,787
Accrued liabilities	2,988	2,973
Long-term debt due within one year	930	3,501

Total current liabilities	6,453	9,261

Long-term liabilities:
Long-term debt (note 5)	20,489	20,520
Accrued pension costs	713	743
Deferred compensation	104	117
Deferred income taxes	600	571
Other long-term liabilities (note 7)	238	113

	22,144	22,064

Stockholders’ equity:
Common stock, $.10 par value, 9,600,000 shares authorized, 4,279,378 shares outstanding (4,262,938 on Sep. 1, 2001)	428	426
Additional paid-in capital	17,089	17,066
Retained deficit	(1,198)	(1,525)
Accumulated other comprehensive loss	(541)	(415)

Total stockholders’ equity	15,778	15,552

Total liabilities and stockholders’ equity	$44,375	$46,877

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)

	THREE MONTHS ENDED
	Dec 1,	Dec. 2,
	2001	2000

Net sales	$22,878	$31,252
Cost of sales	18,541	24,546

Gross profit	4,337	6,706
Margin	19.0%	21.5%
Selling, general and administrative expenses	3,374	4,221
% of sales	14.7%	13.5%
Operating profit	963	2,485
Margin	4.2%	8.0%
Other income (expense):
Interest expense (net)	(425)	(701)
Other Expense	(2)	39

	(427)	(662)
Income before income taxes	536	1,823
Provision for income taxes (note 2)	(209)	(695)

Net income	$327	$1,128

Earnings per common share (note 3):
Basic	$0.08	$0.27

Diluted	$0.08	$0.26

Average common and equivalent shares outstanding	4,320	4,349

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	Dec. 1,	Dec. 2,
	2001	2000

Cash flows from operating activities:
Net income	$327	$1,128
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	226	258
Gain on disposal of property, plant and equipment	—	(12)
Deferred income taxes	58	70
Changes in assets and liabilities:
Accounts receivable	2,936	(5,841)
Inventories	(881)	1,847
Other assets	48	(28)
Trade accounts payable	(252)	1,162
Accrued liabilities	40	1,359
Accrued pension costs	(30)	—
Deferred compensation	(13)	(12)

Total adjustments	2,132	(1,197)

Net cash provided/(used) by operating activities	2,459	(69)

Cash flows provided/(used) by investing activities:
Capital expenditures	(126)	(106)

Net cash provided/(used) by investing activities	(126)	(106)

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Three Months Ended
	Dec. 1,	Dec. 2,
	2001	2000

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	6,750	8,150
Payments on line-of-credit	(9,150)	(7,750)
Payments on long-term debt	(202)	(375)
Proceeds from stock options exercised	—	—

Net cash (used)/provided by financing activities	(2,602)	25

Decrease in cash	(269)	(150)
Cash — beginning of period	517	677

Cash — end of period	$248	$527

Cash paid for:
Interest	$412	$683

Income taxes	$45	$—

Non cash Items:
Interest Rate Derivatives	$(126)	$124

Stock grants	$25	$22

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Three months ended December 1, 2001
(Unaudited)

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss)	Total

BALANCES AT SEPTEMBER 1, 2001	$426	4,263	$17,066	$(1,525)	$(415)	$15,552
Net income	—	—	—	327	—	327
Other Comprehensive Income (1) Change in fair market value of interest rate derivatives	—	—	—	—	(126)	(126)
Issuance of common stock	2	16	23	—	—	25

BALANCES AT DECEMBER 1, 2001	$428	4,279	$17,089	$(1,198)	$(541)	$15,778

(1)	Total comprehensive income was $201 for the three months ended December 1, 2001.

See accompanying notes.

Notes to Consolidated Financial Statements

(1)	Financial Statements and Organization

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at December 1, 2001 and for the three months ended December 1, 2001 and December 2, 2000 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

     The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 2002 fiscal year.

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

     For the three months ended December 1, 2001 comprehensive income is approximately $126,000 less than net income due to fluctuations in the fair market value of the Company’s derivative instruments pursuant to SFAS 133 (see note 7). For the three months ended December 2, 2000, comprehensive income was approximately $124,000 greater than net income due to the initial adoption of SFAS 133.

     Certain reclassifications have been made to the September 1, 2001 financial statements to conform to the December 1, 2001 classifications. These reclassifications had no effect on previously reported operations.

(2)	Income Taxes

     Income tax expense consisted of the following (in thousands):

	Three Months Ended
	Dec. 1,	Dec. 2,
	2001	2000

Current	$151	$625
Deferred	58	70

Total	209	695

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended
	Dec. 1,	Dec. 2,
	2001	2000

Tax at 34% statutory rate	$186	$620
State income taxes net of federal benefit	11	75
Other	12	—

Income Taxes	$209	$695

(3)	Earnings Per Common Share

	Thousands except per share amounts
	Three Months Ended
	Dec. 1, 2001	Dec. 2, 2000

Net Income	$335	$1,128

Average common shares outstanding	4,273	4,138
Common stock equivalents-dilutive options	47	211

Average shares of common stock and equivalents outstanding	4,320	4,349

Basic earnings per share	$0.08	$0.27

Net income divided by average common shares outstanding) Diluted earnings per share	$0.08	$0.26

(Net income divided by average shares of common stock and equivalents outstanding)

(4)	Inventories

     Inventories were comprised of the following at December 1, 2001 and September 1, 2001:

	Dec. 1, 2001	Sep. 1, 2001

Finished Products	$14,465,000	$13,301,000
Work in Process	594,000	576,000
Raw Materials	3,467,000	3,768,000

Total	$18,526,000	$17,645,000

(5)	Long Term Debt

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EDITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of December 1, 2001 the Company was not in compliance with the fixed charge ratio and funded debt to EBITDA ratio. The Company’s lender has waived its non-compliance remedies for the first quarter of fiscal 2002.

(6)	Major Customers and Sources of Supply

     The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 33% of the Company’s total sales for the three months ended December 1, 2001, as compared to 56% of total sales for the three months ended December 2, 2000. One customer accounted for approximately 20% of the Company’s total sales for the three months ended December 1, 2001, as compared to 43% of total sales for the three months ended December 2, 2000. The loss of one or more of the largest five customers could have a material adverse effect on the business of the Company. As of December 1, 2001 one customer accounted for approximately 17% of total accounts receivable, as compared to 53% of accounts receivable as of December 2, 2000.

     For the three months ended December 1, 2001, approximately 66% of the Company’s total sales were of imported product. For the three months ended December 2, 2000, approximately 72% of the Company’s total sales were of imported product. The Company sources these products from various factories in Asia both directly and through agents, utilizing primarily Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7)	Derivative & Hedging Activities

     The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The notional principal amounts of the outstanding interest rates swaps were approximately $15.2 million at December 2, 2001. The interest rate swaps are not utilized to take speculative positions. The Company’s policies with regards to activities involving derivative instruments were established by the Company’s Board of Directors. Those policies, along with actual derivative related results, are periodically reviewed by management with the Board of Directors.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted, in accordance with the requirements of implementation, the new Statement effective September 3, 2000. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($238,000) as of December 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

(9)	Restructuring

     As discussed in the Company’s Form 10-K for the year ended September 1, 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The production of promotional bedroom furniture ceased during November of fiscal 2002. The Company had previously established reserves of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included $575,000 for recording certain inventory items at net realizable value, an $80,000 charge for expected losses relating to uncollectable accounts receivable and a $120,000 restructuring charge for severance pay. As of December 1, 2001 approximately $37,000 relating to severance obligations was charged to the restructuring reserve. The remaining balance of the restructuring reserve should be utilized during the remainder of fiscal 2002. Based on management’s best estimates the established reserves are adequate to cover the costs associated with discontinuing the production of promotional bedroom furniture.

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Company and its business as of January 4, 2002. The forward-looking statements relate to, among other things, overall business conditions during the next three months and estimates relating to the discontinuing of production of promotional bedroom. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their decision to purchase and the dollar volume of their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, in “Item 1. Business” of the Company’s 2001 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company’s revenues and profitability declined during the first quarter of fiscal 2002 when compared to the record setting revenues and profitability of the first quarter of fiscal 2001. A slowing national economy has adversely affected the furniture industry in general and the Company in several ways. The increased number of business closings, including Internet companies, has increased the supply of used commercial furniture available at significant discounts to new furniture. Lower consumer spending has led many mass retailers, including some of the Company’s largest customers, to focus on furniture products that sell at lower price points than the products sold in past years, reducing overall sales volumes and in some cases margins for suppliers. In addition, comparisons between the first quarters of the 2001 and 2002 fiscal years reflect differences in the timing of orders by a major customer, which in fiscal 2001 ordered (on an annual basis) a higher percentage of its merchandise from the Company during the first quarter than in fiscal 2002. These results are consistent with the Company’s prior statements that year over year comparisons for the first quarter of fiscal 2002 would be down significantly. It is difficult to forecast when the overall economic environment will improve and consumers and businesses will increase furniture purchases.

     As discussed in the Company’s Form 10-K for the year ended September 1, 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The production of promotional bedroom furniture ceased during November of fiscal 2002. The Company had previously established reserves of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included $575,000 for recording certain inventory items at net realizable value, an $80,000 charge for expected losses relating to uncollectable accounts receivable and a $120,000 restructuring charge for severance pay. As of December 1, 2001 approximately $37,000 relating to severance obligations was charged to the restructuring reserve. The remaining balance of the restructuring reserve should be utilized during the remainder of fiscal 2002. Based on management’s best estimates the established reserves are adequate to cover the costs associated with discontinuing the production of promotional bedroom furniture.

Results of Operations

     Revenue — Net sales for the three months ended December 1, 2001 declined $8,374,000 or approximately 27% from the first three months of the prior year. The decline in sales for the first quarter was primarily the result of lower sales at the DMI Desk and Dolly Madison Bedroom divisions, with modest sales decreases at the Commercial Office and Home Styles divisions. These decreases were partially offset by a continued strong performance at the Wynwood division. Sales at DMI Desk during the first quarter of fiscal 2002 were down approximately 56% due to differences in the timing of shipments as compared to fiscal 2001, while Dolly Madison Bedroom sales decreased 28% when compared to the first quarter of fiscal 2001. The decline in sales at the Dolly Madison Bedroom division reflects the Company’s decision to discontinue production of promotional bedroom furniture. Commercial Office and Home Styles sales decreased 8% and 6%, respectively, when compared to the prior year first quarter. Net sales at the Wynwood division were up 27% compared to the first quarter of fiscal 2001. The increase in sales at the Wynwood division was the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

     Gross Margin — The Company’s gross margin in the first quarter of fiscal 2002 was 19.0% compared to 21.5% in the first quarter of fiscal 2001. The decrease in gross margin in the first quarter of 2002 was primarily the result of reduced overhead utilization due to slowing sales.

     Selling, General and Administrative (S, G&A) Expense — For the first quarter of fiscal 2002, S, G&A expense totaled $3,374,000 or 14.7% of sales compared to $4,221,000 or 13.5% of sales for the first fiscal quarter of 2001. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales. The increase in S,G&A expenses as a percent of sales is due primarily to the lower overall sales level and the relatively fixed nature of the Company’s S, G&A expenses.

     Operating Profit — For the first quarter of fiscal 2002, operating profit was $963,000 or 4.2% of sales, compared to $2,485,000 or 8.0% of sales for the first quarter of fiscal 2001. The decrease in operating margin as a percent of sales resulted from the lower overall sales volume for the quarter and the relatively fixed nature of S,G&A expenses.

     Interest Expense — For the first quarter of fiscal 2002, net interest was $425,000 compared to $701,000 for the first quarter of fiscal 2001. The decrease in borrowing costs was primarily the result of lower interest rates and lower debt levels.

Liquidity and Capital Resources

     Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 62 days for the first three months of fiscal 2002 and 61 days for the first three months of fiscal 2001. The increase in days sales outstanding was the result of delayed payments from a few import customers. The Company’s inventory turnover averaged 3.6 for the first quarter of fiscal 2002 compared to 4.9 for the first quarter of fiscal 2001. The decreased average inventory turnover for the current year was primarily the result of the lower sales volume coupled with an increase in import inventory in anticipation of scheduled second quarter fiscal 2002 shipments.

     Key elements of the Consolidated Statements of Cash Flows:

	Three months ended
	Dec. 1, 2001	Dec. 2, 2000

Net cash provided/(used) for operating activities	$2,459,000	($69,000)
Net cash used for investing activities	(126,000)	(106,000)

Net cash flows provided/(used) for operating and investing
activities	$2,333,000	($175,000)
Net cash provided/(used) for financing activities	(2,602,000)	25,000

Net change in cash	($269,000)	($150,000)

     During the three months ended December 1, 2001, the Company generated cash flows from operations of $2,459,000 compared to using cash of $69,000 during the first three months of the prior year. The operating cash flows generated in the current year are higher than the previous year primarily due to accounts receivable collections. Investing activities used approximately $126,000 for routine capital expenditures during the first quarter of fiscal 2002, compared to $106,000 used during the first quarter of fiscal 2001, also for routine capital expenditures. Financing activities used $2,602,000 during the three months ended December 1, 2001 as the Company continued to pay down its revolving master note payable. During the three months ended December 2, 2000 financing activities provided $25,000, which came primarily from net borrowings on the revolving line of credit.

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EDITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of December 1, 2001 the Company was not in compliance with the fixed charge ratio and funded debt to EBITDA ratio. The Company’s lender has waived its non-compliance remedies for the first quarter of fiscal 2002.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The notional principal amounts of the outstanding interest rates swaps were approximately $15.2 million at December 2, 2001. The interest rate swaps are not utilized to take speculative positions. The Company’s policies with regards to activities involving derivative instruments were established by the Company’s Board of Directors. Those policies, along with actual derivative related results, are periodically reviewed by management with the Board of Directors.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted, in accordance with the requirements of implementation, the new Statement effective September 3, 2000. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($238,000) as of December 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 1, 2001, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $62,500 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at December 1, 2001. The Company has effectively fixed the interest on approximately $15.2 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of security holders on December 13, 2001 at which security holders; (a) elected six directors for the ensuing year and (b) ratified the appointment of Arthur Andersen LLP as auditors for the 2002 fiscal year.

     Results of the voting in connection with these items were as follows:

Election of Directors

	For	%	Against	%
Donald D. Dreher	3,218,810	97.5	82,162	2.5
Joseph G. Hill	3,253,810	98.6	47,162	1.4
Thomas M. Levine	3,253,810	98.6	47,162	1.4
David M. Martin	3,253,810	98.6	47,162	1.4
W. Howard Armistead	3,253,810	98.6	47,162	1.4
Daniel H. Abramowitz	3,240,929	98.2	60,043	1.8

Ratification of Accountants

	For	%	Against	%
Arthur Andersen	3,272,396	99.1	25,264	8

     There were 3,300,972 shares of Common Stock represented present in person or by proxy at the meeting constituting 77.1% of the 4,279,378 shares of Common Stock outstanding; therefore a quorum was present at the meeting.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC.
(Registrant)

Date: January 7, 2002	/s/ Phillip J. Keller

Phillip J. Keller
Vice President-Finance,
Chief Financial Officer &
Treasurer