Form 10-Q
period 2002-03-02
DMI FURNITURE INC
filed 2002-04-11
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended March 2, 2002

Commission File Number 0-4173

DMI FURNITURE, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	41-0678467 (IRS employer ID number)

One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
(Address of principal executive offices)

Registrant’s telephone number with area code: (502) 426-4351 Ext. 225

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

Class – Common Stock, Par Value $.10 per Share
Outstanding at March 30, 2002 – 4,280,378

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Notes to Consolidated Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURES
EX-10.1
EX-10.2

INDEX

Page

Part I. Financial Information

Consolidated Balance Sheets – March 2, 2002 and September 1, 2001	3, 4

Consolidated Statements of Operations — Three and Six Months Ended March 2, 2002 and March 3, 2001	5

Consolidated Statements of Cash Flows – Three and Six Months Ended March 2, 2002 and March 3, 2001	6, 7

Consolidated Statements of Stockholders’ Equity — Six Months Ended
March 2, 2002	8

Notes to Consolidated Financial Statements	9 -13

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Part II. Other Information	19-20

Index to exhibits

10.1 First Amendment to Amended and Restated Credit Agreement

10.2 Second Amendment to Amended and Restated Credit Agreement

Part I. Financial Information
DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	Mar. 2,	Sep. 1,
ASSETS	2002	2001

Current assets:
Cash	$207	$517
Accounts receivable-(net of allowances of $619 on Mar. 2, 2002 and	13,207	16,864
$627 on Sep. 1, 2001)
Inventories (note 4)	17,718	17,645
Other current assets	443	424
Current portion of deferred income taxes	1,207	1,467

Total current assets	32,782	36,917

Property, plant and equipment, at cost:
Land	655	655
Buildings and improvements	8,811	8,800
Machinery and equipment	9,295	10,417
Leasehold improvements	498	990
Construction in progress	34	30

	19,293	20,892
Less accumulated depreciation	10,213	11,545

Net property, plant and equipment	9,080	9,347

Other assets	605	613

Total assets	$42,467	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Continued)

	(Unaudited)
	Mar. 2,	Sep. 1,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2002	2001

Current liabilities:
Trade accounts payable	$2,907	$2,787
Accrued liabilities	1,588	2,973
Long-term debt due within one year	930	3,501

Total current liabilities	5,425	9,261

Long-term liabilities:
Long-term debt (note 5)	19,629	20,520
Accrued pension costs	663	743
Deferred compensation	85	117
Deferred income taxes	580	571
Other long-term liabilities (note 7)	236	113

	21,193	22,064

Stockholders’ equity:
Common stock, $.10 par value, 9,600,000 shares authorized, 4,280,378 shares outstanding (4,262,938 on Sep. 1, 2001)	428	426
Additional paid-in capital	17,090	17,066
Retained deficit	(1,131)	(1,525)
Accumulated other comprehensive loss	(538)	(415)

Total stockholders’ equity	15,849	15,552

Total liabilities and stockholders’ equity	$42,467	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)

		THREE MONTHS ENDED		SIX MONTHS ENDED

		Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
		2002	2001	2002	2001

Net sales		$21,050	$21,124	$43,928	$52,376
Cost of sales		17,326	17,629	35,867	42,175

Gross profit		3,724	3,495	8,061	10,201
Margin		17.7%	16.5%	18.4%	19.5%
Selling, general and administrative expenses		3,223	2,862	6,597	7,083

% of sales		15.3%	13.5%	15.0%	13.5%
Operating profit		501	633	1,464	3,118
Margin		2.4%	3.0%	3.3%	6.0%
Other income (expense):
Interest expense (net)		(378)	(564)	(803)	(1,265)
Other income		(17)	3	(19)	42

		(395)	(561)	(822)	(1,223)
Income before income taxes		106	72	642	1,895
Provision for income taxes (note 2)		(39)	(26)	(248)	(721)

Net income		$67	$46	$394	$1,174

Earnings per common share (note 3):
	Basic	$0.02	$0.01	$0.09	$0.28

	Diluted	$0.02	$0.01	$0.09	$0.27

Average common and equivalent shares outstanding		4,308	4,412	4,314	4,380

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended

	Mar. 2,	Mar. 3,
	2002	2001

Cash flows from operating activities:
Net income	$394	$1,174
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	455	512
Gain on disposal of property, plant and equipment	—	(14)
Deferred income taxes	269	72
Changes in assets and liabilities:
Accounts receivable	3,657	(540)
Inventories	(73)	3,888
Other assets	(11)	(381)
Trade accounts payable	120	(527)
Accrued liabilities	(1,362)	(1,137)
Accrued pension	(80)	—
Deferred compensation	(32)	(9)

Total adjustments	2,943	1,864

Net cash provided by operating activities	3,337	3,038

Cash flows provided/(used) by investing activities:
Capital expenditures	(184)	(301)
Proceeds from the disposal of property, plant and equipment	—	3

Net cash used by investing activities	(184)	(298)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Six Months Ended

	Mar. 2,	Mar. 3,
	2002	2001

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	13,200	14,150
Payments on line-of-credit	(16,150)	(16,100)
Payments on long-term debt	(513)	(750)

Net cash used by financing activities	(3,463)	(2,700)

(Decrease)/increase in cash	(310)	40
Cash — beginning of period	517	677

Cash — end of period	$207	$717

Cash paid for:
Interest	$803	$1,296

Income taxes	$94	$631

Non cash Items:
Interest Rate Derivatives	$(123)	$23

Stock grants	$23	$326

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Six months ended March 2, 2002
(Unaudited)

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss)	Total

Balances at September 1, 2001	$426	4,263	$17,066	$(1,525)	$(415)	$15,552
Net income	—	—	—	394	—	394
Other Comprehensive Income (1)
Change in fair market value of interest rate derivatives	—	—	—	—	(123)	(123)
Issuance of common stock	2	17	24	—		26

Balances at March 2, 2002	$428	4,280	$17,090	$(1,131)	$(538)	$15,849

(1)	Total comprehensive income was approximately $271 for the six months ended March 2, 2002.

See accompanying notes.

Notes to Consolidated Financial Statements

(1)  Financial Statements and Organization

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at March 2, 2002 and for the three and six months ended March 2, 2002 and March 3, 2001 are unaudited but include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

     For the six months ended March 2, 2002 comprehensive income is approximately $123,000 less than net income due to fluctuations in the fair market value of the Company’s derivative instruments pursuant to SFAS 133 (see note 7). For the six months ended March 3, 2001, comprehensive income was approximately $23,000 less than net income due to the initial adoption of SFAS 133.

     Certain reclassifications have been made to the September 1, 2001 financial statements to conform to the March 2, 2002 classifications. These reclassifications had no effect on previously reported operations.

     In June 2001, the Financial Accounting Standard Board issued Statement No. 141, “Business Combinations”; Statement No. 142 “Goodwill and Other Intangible Assets” and

Statement No. 143, “Accounting for Asset Retirement Obligations” and in August 2001, Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

(2)  Income Taxes

     Income tax (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Current	$(213)	$24	($62)	$649
Deferred	252	2	310	72

Total	$39	$26	$248	$721

     The (benefit) provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Six Months Ended

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Tax at 34% statutory rate	$36	$24	$222	$644
State income taxes net of federal benefit	3	2	(21)	77
Other	0	0	47	0

Income Taxes	$39	$26	$248	$721

(3)  Earnings Per Common Share

	(Thousands except per share amounts)
	Three Months Ended		Six Months Ended

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Net Income	$67	$46	$394	$1,174

Average common shares outstanding	4,280	4,222	4,277	4,180
Common stock equivalents-dilutive options	28	190	37	200

Average shares of common stock and equivalents outstanding	4,308	4,412	4,314	4,380

Basic earnings per share	$0.02	$0.01	$0.09	$0.28

(Net income divided by average common shares outstanding)
Diluted earnings per share	$0.02	$0.01	$0.09	$0.27

(Net income divided by average shares of common stock and equivalents outstanding)

(4)  Inventories

     Inventories were comprised of the following at March 2, 2002 and September 1, 2001:

	Mar. 2, 2002	Sep. 1, 2001

Finished Products	$13,964,000	$13,301,000
Work in Process	520,000	576,000
Raw Materials	3,234,000	3,768,000

Total	$17,718,000	$17,645,000

(5)  Long Term Debt

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EDITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of March 2, 2002 the Company was not in compliance with the fixed charge ratio and funded debt to EBITDA ratio.

     On March 29, 2002, Bank One, Indiana NA amended the Company’s existing credit facility. The amended credit facility waives the non-compliance remedies for the second quarter of fiscal 2002 and restructures the Company’s restrictive covenants for the balance of the fiscal year.

(6)  Major Customers and Sources of Supply

     The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 31% of the Company’s total sales for the three and six months ended March 2, 2002, as compared to 30% and 49% of total sales for the three and six months ended March 3, 2001. One customer accounted for approximately 13% and 16% of the Company’s total sales for the three and six months ended March 2, 2002, as compared to 13% and 35% of total sales for the three and six months ended March 3, 2001. The loss of one or more of the largest five customers could have a material adverse effect on the business of the Company. As of March 2, 2002 one customer accounted for approximately 10% of total accounts receivable, as compared to 46% of accounts receivable as of March 3, 2001.

     For the six months ended March 2, 2002, approximately 69% of the Company’s total sales were of imported product. For the six months ended March 3, 2001, approximately 65% of the Company’s total sales were of imported product. The Company sources these products from various factories in Asia both directly and through agents, utilizing primarily Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. The Company also maintains small amounts of finished goods inventories in China at a vendor provided warehouse. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7)  Derivative & Hedging Activities

     The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The notional principal amounts of the outstanding interest rate swaps were approximately $14.9 million at March 2, 2002. The interest rate swaps are not utilized to take speculative positions. The Company’s policies with regards to activities involving derivative instruments were established by the Company’s Board of Directors. Those policies, along with actual derivative related results, are periodically reviewed by management with the Board of Directors.

     The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($236,000) as of March 2, 2002 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

(9)  Restructuring

     As discussed in the Company’s Form 10-K for the year ended September 1, 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The production of promotional bedroom furniture ceased during November of fiscal 2002. The Company had previously established reserves of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included $575,000 for recording certain inventory items at net realizable value, an $80,000 charge for expected losses relating to uncollectable accounts receivable and a $120,000 restructuring charge for severance pay. As of March 2, 2002 the Company had met its severance obligations relating to discontinuance of production of promotional priced bedroom furniture. Based on management’s best estimates the established reserves are adequate to cover the costs associated with discontinuing the production of promotional bedroom furniture.

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Company and its business as of April 10, 2002. The forward-looking statements relate to, among other things, overall business conditions during the next three months and estimates relating to the discontinuing of production of promotional bedroom. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their decision to purchase and the dollar volume of their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, in “Item 1. Business” of the Company’s 2001 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company’s revenues declined slightly during the second quarter of fiscal 2002 when compared to the second quarter of fiscal 2001. A slowing national economy has adversely affected the furniture industry in general and the Company in several ways. The increased number of business closings, including Internet companies, has increased the supply of used commercial furniture available at significant discounts to new furniture. Lower consumer spending has led many mass retailers, including some of the Company’s largest customers, to focus on furniture products that sell at lower price points than the products sold in past years, reducing overall sales volumes and in some cases margins for suppliers. In addition, comparisons between the first six months of the 2001 and 2002 fiscal years reflect differences in the timing of orders by a major customer and the Company’s decision to discontinue production of promotional priced bedroom furniture. These results are consistent with the Company’s prior statements that year over year comparisons for the year to date results of fiscal 2002 would be down significantly. It is difficult to forecast when the overall economic environment will improve and consumers and businesses will increase furniture purchases.

     As discussed in the Company’s Form 10-K for the year ended September 1, 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The production of promotional bedroom furniture ceased in November 2001. The Company had previously established reserves of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included $575,000 for recording certain inventory items at net realizable value, an $80,000 charge for expected losses relating to uncollectable accounts receivable and a $120,000 restructuring charge for severance pay. As of March 2, 2002 the Company had met its severance obligations relating to discontinuance of production of promotional priced bedroom furniture. Based on management’s best estimates the established reserves are adequate to cover the costs associated with discontinuing the production of promotional bedroom furniture.

Results of Operations

     Revenue – Net sales for the three months ended March 2, 2002 were essentially equal to the three months ended March 3, 2001. The decline in sales of $74,000 for the second quarter was primarily the result of lower sales at the Dolly Madison, Commercial Office and DMI Desk divisions. These decreases were offset by the continued strong performances at the Wynwood and Home Styles divisions. The decline in sales at Dolly Madison bedroom division reflects the Company’s discontinuance of the production of promotional bedroom furniture. Sales at the Commercial Office division were down approximately 23% for the second quarter of fiscal 2002 compared to second quarter of fiscal 2001. The shortfall in sales at the Commercial Office division reflects continued weakness in business spending. The sales at DMI Desk during the second quarter of fiscal 2002 were down approximately 7% due to major retailers focusing on furniture products that sell at lower price points than the products sold in past years, reducing overall sales volumes. Net sales at the Wynwood and Home Styles divisions were up 48% and 143%, respectively, when compared to the second quarter of fiscal 2001. The increase in sales at the Wynwood and Home Styles divisions are the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

     Net sales for the six months ended March 2, 2002 declined $8,448,000 or 16% from the first six months of the prior year. The decline in sales was primarily the result of lower shipments at the DMI Desk, Commercial Office and Dolly Madison divisions. The decreases were partially offset by strong performances at the Company’s Wynwood and Home Styles Divisions. The decline in sales at Dolly Madison bedroom division reflects the Company’s discontinuance of the production of promotional bedroom furniture. Sales at the Commercial Office division were down approximately 16% for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. The shortfall in sales at the Commercial Office division reflects continued weakness in business spending. The sales at DMI Desk during the first six months of fiscal 2002 were down approximately 41% due to the timing of certain orders by a major customer and major retailers focus on furniture products that sell at lower price points than the products sold in past years, reducing overall sales. Net Sales for the Wynwood and Home Styles divisions were up approximately 36% and 46% respectively. The increase in sales at the Wynwood and Home Styles divisions are the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

     Gross Margin — The Company’s gross margin in the second quarter of fiscal 2002 was 17.7% compared to 16.5% in the second quarter of fiscal 2001. The increase in gross margin in the second quarter of 2002 was primarily the result of the lower overhead structure resulting from the discontinuing production of promotional priced bedroom furniture and reduced transportation and storage costs for the quarter.

     The Company’s gross margin for the six months ended March 2, 2002 was 18.4% compared to 19.5% for the six months ended March 3, 2001. The decrease in gross margin was primarily the result of reduced overhead utilization due to the lower sales volume.

     Selling, General and Administrative (S, G&A) Expense — For the second quarter of fiscal 2002, S, G&A expense totaled $3,223,000 or 15.3% of sales compared to $2,862,000 or 13.5% of sales for the second fiscal quarter of 2001. The increase in S, G&A expenses was the result of higher sales commissions and design royalties due to sales mix. The increase in S, G&A expense, as a percent of sales is due primarily to the lower overall sales level and the relatively fixed nature of the Company’s S, G&A expenses.

     For the six months ended March 2, 2002 S, G &A expenses were $6,597,000 or 15% of sales as compared to $7,083,000 or 13.5% of sales for the six months ended March 3, 2001. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales. The increase in S, G&A expense, as a percent of sales is due primarily to the lower overall sales level and the relatively fixed nature of the Company’s S, G&A expenses.

     Operating Profit – For the second quarter of fiscal 2002, operating profit was $501,000 or 2.4% of sales, compared to $633,000 or 3.0% of sales for the second quarter of fiscal 2001. The decrease in operating profit was the result of the items discussed above.

     For the six months ended March 2, 2002 the Company’s operating profit was $1,464,000 or 3.3% of sales as compared to $3,118,000 or 6% of sales for the six months ended March 3, 2001. The decrease in operating profit was primarily due to the lower overall sales level.

     Interest Expense — For the second quarter of fiscal 2002, net interest was $378,000 compared to $564,000 for the second quarter of fiscal 2001. The decrease in borrowing costs was primarily the result of lower interest rates and lower overall debt levels.

     For the six months ended March 2, 2002 net interest expense was $803,000 compared to $1,265,000 for the six months ended March 3, 2001. The decrease in borrowing costs was primarily the result of lower interest rates and lower overall debt levels.

Liquidity and Capital Resources

     Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs is dependent on the collection of accounts receivable and from its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 63 days for the first six months of fiscal 2002 and 71 days for the first six months of fiscal 2001. The decrease in day’s sales outstanding resulted from the Company’s offering fewer sales promotions with extended payment terms. The Company’s inventory turnover averaged 3.6 for the six months ended March 2, 2002 compared to 4.7 for the first six months of fiscal 2001. The decreased average inventory turnover for the current year was primarily the result of the lower sales volume coupled with an increase in import inventory in anticipation of scheduled third quarter fiscal 2002 shipments.

Key elements of the Consolidated Statements of Cash Flows:

	Six months ended

	Mar 2, 2002	Mar. 3, 2001

Net cash provided/(used) for operating activities	$3,337,000	$3,038,000
Net cash used for investing activities	(184,000)	(298,000)

Net cash flows provided/(used) for operating and investing activities	$3,153,000	$2,740,000
Net cash provided/(used) for financing activities	(3,463,000)	(2,700,000)

Net change in cash	($310,000)	$40,000

     During the six months ended March 2, 2002, the Company generated cash flows from operations of $3,337,000 compared to cash generated of $3,038,000 during the first six months of the prior year. The operating cash flows generated in the current year are higher than the previous year primarily due to accounts receivable collections. Investing activities used approximately $184,000 for routine capital expenditures during the first six months of fiscal 2002, compared to $298,000 used during the first six months of fiscal 2001, also for routine capital expenditures. Financing activities used $3,463,000 during the six months ended March 2, 2002 as the Company continued to pay down its revolving master note payable. During the six months ended March 3, 2001 financing activities used $2,700,000 to pay down the Company’s revolving master note payable.

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of March 2, 2002 the Company was not in compliance with the fixed charge ratio and funded debt to EBITDA ratio.

     On March 29, 2002, Bank One, Indiana NA amended the Company’s existing credit facility. The amended credit facility waives the non-compliance remedies for the second quarter of fiscal 2002 and restructures the Company’s restrictive covenants for the balance of the fiscal year.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standard Board issued Statement No. 141, “Business Combinations”; Statement No. 142 “Goodwill and Other Intangible Assets” and Statement No. 143, “Accounting for Asset Retirement Obligations” and in August 2001, Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 2, 2002, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $57,600 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at March 2, 2002. The Company has effectively fixed the interest on approximately $14.9 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The voting results from the Company’s annual meeting, which was held in December 2001, were included in the Company’s first quarter Form 10-Q.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

10.1 First Amendment to Amended and Restated Credit Agreement

10.2 Second Amendment to Amended and Restated Credit Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC. (Registrant)

Date:	April 11, 2002	/s/ Phillip J. Keller Phillip J. Keller Vice President-Finance, Chief Financial Officer & Treasurer