Form 10-Q
period 2002-06-01
DMI FURNITURE INC
filed 2002-07-15
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended June 1, 2002

Commission File Number 0-4173

DMI FURNITURE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	41-0678467 (IRS employer ID number)

One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
(Address of principal executive offices)

Registrant’s telephone number with area code: (502) 426-4351 Ext. 225

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date:

Class — Common Stock, Par Value $.10 per Share

Outstanding at June 29, 2002 — 4,280,378

Part I. Financial Information
Notes to Consolidated Financial Statements
Forward-Looking Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURES

INDEX

Page

Part I. Financial Information

Consolidated Balance Sheets – June 1, 2002 and September 1, 2001	3,4

Consolidated Statements of Operations — Three and Nine Months Ended June 1, 2002 and June 2, 2001	5

Consolidated Statements of Cash Flows – Nine Months Ended June 1, 2002 and June 2, 2001	6,7

Consolidated Statements of Stockholders’ Equity — Nine Months Ended June 1, 2002	8

Notes to Consolidated Financial Statements	9-13

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Part II. Other Information	21-22

Index to exhibits

Part I. Financial Information

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	Jun. 1,	Sep. 1,
ASSETS	2002	2001

Current assets:

Cash	$255	$517

Accounts receivable (net of allowances of $199 on Jun. 1, 2002	15,207	16,864

and $627 on Sep. 1, 2001) Inventories (note 4)	17,483	17,645

Other current assets	619	424

Current portion of deferred income taxes	963	1,467

Total current assets	34,527	36,917

Property, plant and equipment, at cost:

Land	655	655

Buildings and improvements	8,811	8,800

Machinery and equipment	9,320	10,417

Leasehold improvements	513	990

Construction in progress	43	30

Total property, plant and equipment, at cost	19,342	20,892

Less accumulated depreciation	10,386	11,545

Net property, plant and equipment	8,956	9,347

Other assets	600	613

Total assets	$44,083	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Continued)

	(Unaudited)
	Jun. 1,	Sep. 1,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

Current liabilities:

Trade accounts payable	$3,773	$2,787

Accrued liabilities	2,171	2,973

Long-term debt due within one year	930	3,501

Total current liabilities	6,874	9,261

Long-term liabilities:

Long-term debt (note 5)	19,446	20,520

Accrued pension costs	653	743

Deferred compensation	89	117

Deferred income taxes	564	571

Other long-term liabilities (note 7)	223	113

Total long-term liabilities	20,975	22,064

Stockholders’ equity:

Common stock, $.10 par value, 9,600,000 shares authorized, 4,280,378 shares outstanding (4,262,938 on Sep. 1, 2001)	428	426

Additional paid-in capital	17,090	17,066

Retained deficit	(758)	(1,525)

Accumulated other comprehensive loss	(526)	(415)

Total stockholders’ equity	16,234	15,552

Total liabilities and stockholders’ equity	$44,083	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Jun. 1,	Jun. 2,	Jun. 1,	Jun. 2,
	2002	2001	2002	2001

Net sales	$25,154	$24,810	$72,625	$81,782

Cost of sales	20,656	20,546	60,066	67,317

Gross profit	4,498	4,264	12,559	14,465

Margin	17.9%	17.2%	17.3%	17.7%

Selling, general and administrative expenses	3,500	3,736	10,097	10,819

% of sales	13.9%	15.1%	13.9%	13.2%

Operating profit	998	528	2,462	3,646

Margin	4.0%	2.1%	3.4%	4.5%

Other income (expense):

Interest expense (net)	(380)	(398)	(1,183)	(1,663)

Other income	1	1	(18)	43

	(379)	(397)	(1,201)	(1,620)

Income before income taxes	619	131	1,261	2,026

Provision for income taxes (note 2)	(246)	(49)	(494)	(770)

Net income	$373	$82	$767	$1,256

Earnings per common share (note 3):

Basic	$0.09	$0.02	$0.18	$0.30

Diluted	$0.09	$0.02	$0.18	$0.29

Average common and equivalent shares outstanding	4,363	4,374	4,330	4,379

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended

	Jun. 1,	Jun. 2,
	2002	2001

Cash flows provided by operating activities:

Net income	$767	$1,256

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	680	751

Gain on disposal of property, plant and equipment	—	(14)

Deferred income taxes	497	77

Changes in assets and liabilities:

Accounts receivable	1,657	626

Inventories	162	2,548

Other assets	(182)	(243)

Trade accounts payable	986	3

Accrued liabilities	(777)	(955)

Accrued pension	(90)	—

Deferred compensation	(28)	(7)

Total adjustments	2,905	2,786

Net cash provided by operating activities	3,672	4,042

Cash flows used by investing activities:

Capital expenditures	(289)	(453)

Proceeds from the disposal of property, plant and equipment	—	3

Net cash used by investing activities	(289)	(450)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Nine Months Ended

	Jun. 1,	Jun. 2,
	2002	2001
Cash flows used by financing activities:

Borrowings from line-of-credit	21,400	20,200

Payments on line-of-credit	(24,300)	(22,850)

Payments on long-term debt	(745)	(1,125)

Net cash used by financing activities	(3,645)	(3,775)

Decrease in cash	(262)	(183)

Cash — beginning of period	517	677

Cash — end of period	$255	$494

Cash paid for:

Interest	$1,152	$1,718

Income taxes	$94	$1,002

Non cash Items:

Interest Rate Derivatives	$(111)	$54

Stock grants	$26	$326

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Nine months ended June 1, 2002
(Unaudited)

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings	Comprehensive
	Stock	Outstanding	Capital	Deficit	Income/(loss)	Total

Balances at September 1, 2001	$426	4,263	$17,066	$(1,525)	$(415)	$15,552

Net income	—	—	—	767	—	767

Other Comprehensive Income (1) Change in fair market value of interest rate derivatives	—	—	—	—	(111)	(111)

Issuance of common stock	2	17	24	—	26

Balances at June 1, 2002	$428	4,280	$17,090	$(758)	$(526)	$16,234

(1)	Total comprehensive income was approximately $656 for the nine months ended June 1, 2002.

See accompanying notes.

Notes to Consolidated Financial Statements

(1)  Financial Statements and Organization

         The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at June 1, 2002 and for the three and nine months ended June 1, 2002 and June 2, 2001 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

         The Company adopted Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Certain reclassifications were made to the condensed consolidated statements of operations for both the three and nine months in the period ended June 1, 2002 to conform to this guidance.

         The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 2002 fiscal year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The specific useful lives of property, plant, and equipment are as follows:

Building and Leasehold Improvements	8 - 35 yrs.

Machinery and Equipment	3 - 13 yrs.

         For the nine months ended June 1, 2002 comprehensive income is approximately $111,000 less than net income due to fluctuations in the fair market value of the Company’s derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 (see note 7). For the nine months ended June 2, 2001, comprehensive income was approximately $54,000 less than net income due to the initial adoption of SFAS 133.

         Certain reclassifications have been made to the September 1, 2001 financial statements to conform to the June 1, 2002 classifications. These reclassifications had no effect on previously reported operations or financial position.

         The Company expects to file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

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

(2)  Income Taxes

         Income tax (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	Jun. 1,	Jun. 2,	Jun. 1,	Jun. 2,
	2002	2001	2002	2001

Current	$59	$44	($3)	$693

Deferred	187	5	497	77

Total	$246	$49	$494	$770

The (benefit) provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Jun. 1,	Jun. 2,	Jun. 1,	Jun. 2,
	2002	2001	2002	2001

Tax at 34% statutory rate	$246	$44	$468	$689

State income taxes net of federal benefit	0	5	(21)	81

Other	0	0	47	0

Income Taxes	$246	$49	$494	$770

(3)  Earnings Per Common Share

	(Thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	Jun. 1,	Jun. 2,	Jun. 1,	Jun. 2,
	2002	2001	2002	2001

Net Income	$373	$82	$767	$1,256

Average common shares outstanding	4,280	4,263	4,278	4,208

Common stock equivalents-dilutive options	83	111	52	171

Average shares of common stock and equivalents outstanding	4,363	4,374	4,330	4,379

Basic earnings per share	$0.09	$0.02	$0.18	$0.30

(Net income divided by average common shares outstanding) Diluted earnings per share	$0.09	$0.02	$0.18	$0.29

(Net income divided by average shares of common stock and equivalents outstanding)

(4)  Inventories

         Inventories were comprised of the following at June 1, 2002 and September 1, 2001 (in thousands):

	Jun. 1, 2002	Sep. 1, 2001

Finished Products	$13,970	$13,301

Work in Process	481	576

Raw Materials	3,032	3,768

Total	$17,483	$17,645

(5)  Long Term Debt

         The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EDITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of June 1, 2002 the Company was in compliance with all debt covenants.

(6)  Major Customers and Sources of Supply

         The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 31% of the Company’s total sales for the three months ended June 1, 2002 and approximately 35% of the total sales for the nine months ended June 1, 2002, as compared to 39% and 46% of total sales for the three and nine months ended June 2, 2001. One customer accounted for approximately 16% of the Company’s total sales for the three and nine months ended June 1, 2002, as compared to 23% and 31% of total sales for the three and nine months ended June 1, 2001. The loss of one or more of the largest five customers could have a material adverse effect on the business of the Company. As of June 1, 2002 one customer accounted for approximately 17% of total accounts receivable, as compared to 37% of accounts receivable as of June 2, 2001.

         For the nine months ended June 1, 2002, approximately 73% of the Company’s total sales were of imported product. For the nine months ended June 2, 2001, approximately 79% of the Company’s total sales were of imported product. The Company sources these products from various factories in Asia both directly and through agents, utilizing primarily Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. The Company also maintains small amounts of finished goods inventories in China at a vendor provided warehouse. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7)  Derivative & Hedging Activities

         The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The notional principal amounts of the outstanding interest rate swaps were approximately $14.6 million at June 1, 2002. The interest rate swaps are not utilized to take speculative positions. The Company’s Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management with the Board of Directors periodically reviews those policies, along with actual derivative related results.

         The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($223,000) as of June 1, 2002 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

(9)  Restructuring

         As discussed in the Company’s Form 10-K for the year ended September 1, 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The production of promotional bedroom furniture ceased during November of fiscal 2002. During the fourth quarter of fiscal 2001, the Company established reserves of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included $575,000 for recording certain inventory items at net realizable value, an $80,000 charge for expected losses relating to uncollectable accounts receivable and a $120,000 restructuring charge for severance pay. As of June 1, 2002 the Company had met its severance obligations relating to discontinuance of production of promotional priced bedroom furniture. Based on management’s best estimates, the established reserves are adequate to cover the costs associated with discontinuing the production of promotional bedroom furniture.

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Company and its business as of July 12, 2002. The forward-looking statements relate to, among other things, overall business conditions during the next three months; estimates relating to the discontinuing of production of promotional bedroom and the potential for a work stoppage or slow down by dockworkers on the west coast. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their decision to purchase and the dollar volume of their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, in “Item 1. Business” of the Company’s 2001 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies, Estimates and Judgments

         DMI Furniture, Inc.’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments including those related to revenue recognition, allowances for doubtful accounts, inventory valuation allowances, useful lives of property, plant and equipment, derivative contracts, pension benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or complexity.

         Revenue recognition—The Company recognizes revenue when title transfers to the customer and all requirements of the sale are complete. The timing of the sale and transfer of ownership depends on the individual customer and is agreed to prior to order acceptance. The three primary points where title transfers is when product leaves one of the Company’s domestic warehouses, when product arrives at the port of entry into the United States and when product leaves its country of origin.

         Allowances for doubtful accounts—The Company maintains an allowance for doubtful accounts for estimated losses that might result from its customers failing to make required payments. The Company bases its allowances on the likelihood of recovery of accounts receivable based on past experience and current collection trends. If economic or specific industry trends worsen beyond the Company’s estimates, the Company would increase its allowance for doubtful accounts by recording additional expense.

         Pension benefits—The amounts recognized in the financial statements related to pension benefits are determined on an actuarial basis, the calculation of which requires many assumptions. A significant assumption used in determining the Company’s net pension cost is the expected long-term rate of return on plan assets. In fiscal 2001, the Company assumed an expected long-term rate of return on plan assets of 8.25%. Another significant estimate that affects the Company’s pension cost is the discount rate used in the annual actuarial valuation of pension benefit. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. In fiscal 2001 the Company assumed a discount rate of 7%.

         Income taxes—The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates changed, the Company would adjust its deferred tax assets and liabilities through the provision for income taxes. The Company evaluates the need for a valuation allowance of its deferred tax assets based on the likelihood of expected future benefits. The Company does not believe a valuation allowance is necessary; however, if the expected level of future taxable income changes or certain tax planning strategies become unavailable, the Company would record a valuation allowance through income tax expense in the period a valuation allowance is deemed necessary.

Overview

         The Company’s revenue and profitability increased during the third quarter of 2002 due to continued strong performances at the Company’s Wynwood and Home Styles divisions. Reduced overhead costs due to last year’s decision to discontinue production of promotional bedroom furniture; cost control initiatives during the second and third quarter and lower interest costs all contributed to a significant increase in net income over the prior year’s third quarter. Net Income for the three months ended June 1, 2002 was $373,000 or $0.09 per share versus $82,000 or $0.02 per share for the three months ended June 2, 2001.

         As discussed in the Company’s Form 10-K for the year ended September 1, 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The production of promotional bedroom furniture ceased in November 2001. During the fourth quarter of fiscal 2001, the Company established reserves of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included $575,000 for recording certain inventory items at net realizable value, an $80,000 charge for expected losses relating to uncollectable accounts receivable and a $120,000 restructuring charge for severance pay. As of June 1, 2002 the Company had met its severance obligations relating to discontinuance of production of promotional priced bedroom furniture. Based on management’s best estimates the established reserves are adequate to cover the costs associated with discontinuing the production of promotional bedroom furniture.

         The contract between the Pacific Maritime Association and the International Longshore and Warehouse Union expired on July 1, 2002, but has been extended daily. A majority of the Company’s imported merchandise flows through west coast ports of entry; if current talks break down the Company could experience a significant disruption in the flow of merchandise. A strike, work slowdown, or lockout at any of the west coast cargo terminals would disrupt the Company’s flow of merchandise and would adversely affect the results of operations. The Company feels the outcome of the negotiations is vital to the overall health of the economy and believes the federal government would intervene if negotiations came to an impasse.

Results of Operations

         Revenue – The Company’s revenues increased $344,000 during the third quarter of fiscal 2002 when compared to the third quarter of fiscal 2001. The increase in revenues during the quarter was the result of continued strong performances by our Wynwood and Home Styles divisions. Revenues for the three months ended June 1, 2002 at the Wynwood and Homes Styles divisions increased approximately 42% and 30%, respectively. The increase in revenues at the Wynwood and Home Styles divisions is the result of a broadening distribution base and the successful introduction of several new products over the past few quarters. Revenues at the DMI Desk and Commercial Office divisions decreased 11% and 4%, respectively over the prior year’s third quarter.

         Revenues for the nine months ended June 1, 2002 declined $9.2 million from the first nine months of fiscal 2001. The decline in sales was primarily the result of lower shipments at the DMI Desk, Commercial Office and Dolly Madison divisions. The decreases were partially offset by strong performances at the Company’s Wynwood and Home Styles Divisions. The decline in revenues at the Dolly Madison bedroom division reflects the Company’s discontinuance of the production of promotional bedroom furniture. Revenues at the Commercial Office division were down approximately 12% for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. The shortfall in revenues at the Commercial Office division reflects continued weakness in business spending. Revenues at DMI Desk during the first nine months of fiscal 2002 were down approximately 35%. The shortfall in volume was due to the timing of certain orders by a major customer and major retailers focus on furniture products that sell at lower price points than the products sold in past years, reducing overall sales. Revenues for the Wynwood and Home Styles divisions were up approximately 38% and 41%, respectively. The increase in revenues at the Wynwood and Home Styles divisions is the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

         Gross Margin — The Company’s gross margin in the third quarter of fiscal 2002 was 17.9% compared to 17.2% in the third quarter of fiscal 2001. The increase in gross margin in the third quarter of 2002 was primarily the result of the lower overhead structure resulting from the discontinuing production of promotional priced bedroom furniture and reduced transportation and storage costs.

         The Company’s gross margin for the nine months ended June 1, 2002 was 17.3% compared to 17.7% for the nine months ended June 2, 2001. The decrease in gross margin was the result of reduced overhead utilization due to the lower sales volume. Cost control initiatives during the second and third quarter helped offset the unfavorable reduced overhead utilization.

         Selling, General and Administrative (S, G&A) Expense — For the third quarter of fiscal 2002, S, G&A expense totaled $3,500,000 or 13.9% of sales compared to $3,736,000 or 15.1% of sales for the third fiscal quarter of 2001. The decrease in S, G&A expenses was the result of cost containment initiatives partially offset by higher sales commissions and design royalties due to the higher sales levels.

         For the nine months ended June 1, 2002 S, G &A expenses were $10,097,000 or 13.9% of sales as compared to $10,819,000 or 13.2% of sales for the nine months ended June 2, 2001. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales and cost containment initiatives. The increase in S, G&A expense as a percent of sales is due to the relatively fixed nature of the Company’s S,G,&A expenses.

         Operating Profit – For the third quarter of fiscal 2002, operating profit was $998,000 or 4.0% of sales, compared to $528,000 or 2.1% of sales for the third quarter of fiscal 2001. The increase in operating profit was the result of the cost containment initiatives discussed above.

         For the nine months ended June 1, 2002 the Company’s operating profit was $2,462,000 or 3.4% of sales as compared to $3,646,000 or 4.5% of sales for the nine months ended June 2, 2001. The decrease in operating profit was primarily due to the lower overall sales level.

         Interest Expense — For the third quarter of fiscal 2002, net interest was $380,000 compared to $398,000 for the second quarter of fiscal 2001. The decrease in borrowing costs was primarily the result of lower overall debt levels.

         For the nine months ended June 1, 2002 net interest expense was $1,183,000 compared to $1,663,000 for the nine months ended June 2, 2001. The decrease in borrowing costs was primarily the result of lower interest rates and lower overall debt levels.

Liquidity and Capital Resources

         Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs depends on the collection of accounts receivable and its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 60 days for the first nine months of fiscal 2002 and 64 days for the first nine months of fiscal 2001. The decrease in day’s sales outstanding resulted from the Company’s offering fewer sales promotions with extended payment terms. The Company’s inventory turnover averaged 4.1 for the nine months ended June 1, 2002 and June 2, 2001.

Key elements of the Consolidated Statements of Cash Flows:

	Nine months ended

	Jun 1, 2002	Jun. 2, 2001

Net cash provided by operating activities	$3,672,000	$4,042,000

Net cash used for investing activities	(289,000)	(450,000)

Net cash flows provided by operating and investing activities	$3,383,000	$3,592,000

Net cash used for financing activities	(3,645,000)	(3,775,000)

Net change in cash	($262,000)	($183,000)

         During the nine months ended June 1, 2002, the Company generated cash flows from operations of $3,672,000 compared to cash generated of $4,042,000 during the first nine months of the prior year. The operating cash flows generated in the current year are lower than the previous year primarily due to the lower overall sales levels. Improvements in working capital management helped to partially offset the decline in the net cash provided by operations. Investing activities used approximately $289,000 for routine capital expenditures during the first nine months of fiscal 2002, compared to $450,000 used during the first nine months of fiscal 2001, also for routine capital expenditures. Financing activities used $3,645,000 during the nine months ended June 1, 2002 as the Company continued to pay down its revolving master note payable. During the nine months ended June 2, 2001 financing activities used $3,775,000 to pay down the Company’s revolving master note payable. As of June 29, 2002 the Company had $3.1 million available under the formula for calculating its available borrowing.

         The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of June 1, 2002 the Company is in compliance with all debt covenants.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company’s primary market risk exposure with regard to financial instruments is the potential impact changes in interest rates could have on its interest expense. At June 1, 2002, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $57,500 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at June 1, 2002. The Company has effectively fixed the interest on approximately $14.6 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account.

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

Item 5. Other Information

         As a result of the adoption of EITF 00-10 the Company has filed amended 10-Q’s for the first and second quarters of fiscal 2002. The Company will file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ending September 1, 2001. As result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

Item 6. Exhibits and Reports on Form 8-K

         The Company filed an Form 8-K, Item 4 on May 7, 2002 to report that its Board of Directors had dismissed Arthur Andersen LLP as the Company’s independent public accountants and engaged Deloitte & Touche LLP to serve as the Company’s independent accountants for fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC. (Registrant)

Date: July 15, 2002	/s/Phillip J. Keller Phillip J. Keller Vice President-Finance, Chief Financial Officer & Treasurer