Form 10-Q/A
period 2001-12-01
DMI FURNITURE INC
filed 2002-07-16
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
AMENDMENT 1

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

Class — Common Stock, Par Value $.10 per Share

Outstanding at December 1, 2001 — 4,279,378

INDEX

Part I. Financial Information	Page

Summary of Amendment	3
Consolidated Balance Sheets — December 1, 2001 and September 1, 2001	4, 5
Consolidated Statements of Operations — Three Months Ended December 1, 2001 and December 2, 2000	6
Consolidated Statements of Cash Flows — Three Months Ended December 1, 2001 and December 2, 2000	7, 9
Consolidated Statements of Stockholders’ Equity — Three Months Ended December 1, 2001	9
Notes to Consolidated Financial Statements	10 -14
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19
Part II. Other Information	20-22
Index to exhibits

SUMMARY OF ISSUE REQUIRING FORM 10Q/A

     The Company is filing this amended Form 10Q/A for the three months ended December 1, 2001 in order to properly reflect the adoption of EITF 00-10 “Accounting of Shipping and Handling Revenue and Costs”. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company expects to file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

     The following table reconciles the net sales originally reported for the first three months of fiscal 2002 and fiscal 2001 to the restated net sales following adoption of EITF 00-10:

	YTD Sales and Cost of Sales
	Reconciliation
	(in thousands)
	FY 2002	FY 2001

Sales as originally reported on 1st Quarter 10Q	$22,878	$31,252
Increase in sales due to restatement of sales for the first three months	2,388	2,910

Restated YTD sales for first three months	25,266	34,162

Cost of sales as originally reported	18,541	24,546
Increase in cost of sales due to restatement of cost of sales for first three months	2,388	2,910

Restated YTD cost of sales for the first three months	20,929	27,456

Gross profit, as previously reported and restated	$4,337	$6,706

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

See accompanying notes

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands (except per share amounts)
(Unaudited)
(As restated, see note 1)

	THREE MONTHS ENDED

	Dec 1,	Dec. 2,
	2001	2000

Net sales	$25,266	$34,162
Cost of sales	20,929	27,456

Gross profit	4,337	6,706
Margin	17.2%	19.6%
Selling, general and administrative expenses	3,374	4,221
% of sales	13.4%	12.4%
Operating profit	963	2,485
Margin	3.8%	7.3%
Other income (expense):
Interest expense (net)	(425)	(701)
Other Expense	(2)	39

	(427)	(662)
Income before income taxes	536	1,823
Provision for income taxes (note 2)	(209)	(695)

Net income	$327	$1,128

Earnings per common share (note 3):
Basic	$0.08	$0.27

Diluted	$0.08	$0.26

Average common and equivalent shares outstanding	4,320	4,349

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

(1) Financial Statements and Organization and Reclassification of Financial Information

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

     The Company is filing this amended Form 10Q/A for the three months ended December 1, 2002 in order to properly reflect the adoption of EITF 00-10 “Accounting of Shipping and Handling Revenue and Costs”. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company expects to file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

     The following table reconciles the net sales originally reported for the first three months of fiscal 2002 and fiscal 2001 to the restated net sales following adoption of EITF 00-10:

	YTD Sales and Cost of Sales
	Reconciliation
	(in thousands)
	FY 2002	FY 2001

Sales as originally reported on 1st Quarter 10Q	$22,878	$31,252
Increase in sales due to restatement of sales for the first three months	2,388	2,910

Restated YTD sales for first three months	25,266	34,162

Cost of sales as originally reported	18,541	24,546
Increase in cost of sales due to restatement of cost of sales for first three months	2,388	2,910

Restated YTD cost of sales for the first three months	20,929	27,456

Gross profit, as previously reported and restated	$4,337	$6,706

(2) Income Taxes

     Income tax expense consisted of the following (in thousands):

	Three Months Ended

	Dec. 1,	Dec. 2,
	2001	2000

Current	$151	$625
Deferred	58	70

Total	$209	$695

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended

	Dec. 1,	Dec. 2,
	2001	2000

Tax at 34% statutory rate	$186	$620
State income taxes net of federal benefit	11	75
Other	12	—

Income Taxes	$209	$695

     (3)  Earnings Per Common Share

	Thousands except per share amounts
	Three Months Ended

	Dec. 1, 2001	Dec. 2, 2000

Net Income	$335	$1,128

Average common shares outstanding	4,273	4,138
Common stock equivalents-dilutive options	47	211

Average shares of common stock and equivalents outstanding	4,320	4,349

Basic earnings per share	$0.08	$0.27

(Net income divided by average common shares outstanding)
Diluted earnings per share	$0.08	$0.26

(Net income divided by average shares of common stock and equivalents outstanding)

(4) Inventories

     Inventories were comprised of the following at December 1, 2001 and September 1, 2001 (in thousands):

	Dec. 1, 2001	Sep. 1, 2001

Finished Products	$14,465	$13,301
Work in Process	594	576
Raw Materials	3,467	3,768

Total	$18,526	$17,645

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is filing this amended Form 10Q/A for the three months ended December 1, 2001 in order to properly reflect the adoption of EITF 00-10 “Accounting of Shipping and Handling Revenue and Costs”. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company expects to file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

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

Results of Operations

     Revenue – Net sales for the three months ended December 1, 2001 declined $8,896,000 or approximately 26% from the first three months of the prior year. The decline in sales for the first quarter was primarily the result of lower sales at the DMI Desk and Dolly Madison Bedroom divisions, with modest sales decreases at the Commercial Office and Home Styles divisions. These decreases were partially offset by a continued strong performance at the Wynwood division. Sales at DMI Desk during the first quarter of fiscal 2002 were down approximately 55% due to differences in the timing of shipments as compared to fiscal 2001, while Dolly Madison Bedroom sales decreased 30% when compared to the first quarter of fiscal 2001. The decline in sales at the Dolly Madison Bedroom division reflects the Company’s decision to discontinue production of promotional bedroom furniture. Commercial Office and Home Styles sales decreased 6% and 3%, respectively, when compared to the prior year first quarter. Net sales at the Wynwood division were up 28% compared to the first quarter of fiscal 2001. The increase in sales at the Wynwood division was the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

     Gross Margin — The Company’s gross margin in the first quarter of fiscal 2002 was 17.2% compared to 19.6% in the first quarter of fiscal 2001. The decrease in gross margin in the first quarter of 2002 was primarily the result of reduced overhead utilization due to slowing sales.

     Selling, General and Administrative (S, G&A) Expense — For the first quarter of fiscal 2002, S, G&A expense totaled $3,374,000 or 13.4% of sales compared to $4,221,000 or 12.4% of sales for the first fiscal quarter of 2001. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales. The increase in S,G&A expenses as a percent of sales is due primarily to the lower overall sales level and the relatively fixed nature of the Company’s S, G&A expenses.

     Operating Profit — For the first quarter of fiscal 2002, operating profit was $963,000 or 3.8% of sales, compared to $2,485,000 or 7.3% of sales for the first quarter of fiscal 2001. The decrease in operating margin as a percent of sales resulted from the lower overall sales volume for the quarter and the relatively fixed nature of S,G&A expenses.

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

     The Company adopted Emerging Issues Task Force No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The following table reconciles the net sales originally reported for the first three months of fiscal 2002 and fiscal 2001 to the restated net sales following adoption of EITF 00-10:

	YTD Sales and Cost of Sales
	Reconciliation
	(in thousands)
	FY 2002	FY 2001

Sales as originally reported on 1st Quarter 10Q	$22,878	$31,252
Increase in sales due to restatement of sales for the first three months	2,388	2,910

Restated YTD sales for first three months	25,266	34,162

Cost of sales as originally reported	18,541	24,546
Increase in cost of sales due to restatement of cost of sales for first three months	2,388	2,910

Restated YTD cost of sales for the first three months	20,929	27,456

Gross profit, as previously reported and restated	$4,337	$6,706

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

Item 6. Exhibits and Reports on Form 8-K

     Amended and Restated Credit Agreement incorporated by reference to Form 10Q for the fiscal quarter ended December 1, 2001.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC.
(Registrant)

Date:	July 16, 2002	/s/Phillip J. Keller

Phillip J. Keller
Vice President-Finance,
Chief Financial Officer &
Treasurer