Form 10-Q/A
period 2002-03-02
DMI FURNITURE INC
filed 2002-07-16
CIK 225261

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
Outstanding at March 30, 2002 - 4,280,378

PART I. FINANCIAL INFORMATION
Notes to Consolidated Financial Statements
FORWARD-LOOKING STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURES

INDEX

Part	I.	Financial Information	Page

	Summary of Amendement		3

	Consolidated Balance Sheets - March 2, 2002 and September 1, 2001		4, 5

	Consolidated Statements of Operations - Three and Six Months Ended March 2, 2002 and March 3, 2001		6

	Consolidated Statements of Cash Flows - Three and Six Months Ended March 2, 2002 and March 3, 2001		7, 8

	Consolidated Statements of Stockholders’ Equity - Six Months Ended March 2, 2002		9

	Notes to Consolidated Financial Statements		10-14

	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15-20

Part	II.	Other Information	21-22

Index to exhibits

SUMMARY OF ISSUE REQUIRING FORM 10Q/A

     The Company is filing this amended Form 10Q/A for the three and six months ended March 2, 2002 in order to properly reflect the adoption of EITF 00-10 “Accounting of Shipping and Handling Revenue and Costs”. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has filed Form 10Q/A for the first quarter of fiscal 2002. The Company expects to file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

     The following table reconciles the net sales originally reported for the three and six months ended March 2, 2002 and March 3, 2001 to the restated net sales following adoption of EITF 00-10:

	Reconciliation of Sales and Cost of Sale
	Three months ended		Six months ended

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Sales as originally reported	$21,050	$21,124	$43,928	$52,376

Increase in sales due to restatement of sales	1,155	1,686	3,543	4,596

Restated sales	22,205	22,810	47,471	56,972

Cost of sales as originally reported	17,326	17,629	35,867	42,175

Increase in cost of sales due to restatement	1,155	1,686	3,543	4,596

Restated cost of sales	18,481	19,315	39,410	46,771

Gross profit, as previously reported and restated	$3,724	$3,495	$8,061	$10,201

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

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)
(As restated, see note 1)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Net sales	$22,205	$22,810	$47,471	$56,972
Cost of sales	18,481	19,315	39,410	46,771

Gross profit	3,724	3,495	8,061	10,201
Margin	16.8%	15.3%	17.0%	17.9%
Selling, general and administrative expenses	3,223	2,862	6,597	7,083

% of sales	14.5%	12.5%	13.9%	12.4%
Operating profit	501	633	1,464	3,118
Margin	2.3%	2.8%	3.1%	5.5%
Other income (expense):
Interest expense (net)	(378)	(564)	(803)	(1,265)
Other income	(17)	3	(19)	42

	(395)	(561)	(822)	(1,223)
Income before income taxes	106	72	642	1,895
Provision for income taxes (note 2)	(39)	(26)	(248)	(721)

Net income	$67	$46	$394	$1,174

Earnings per common share (note 3):
Basic	$0.02	$0.01	$0.09	$0.28

Diluted	$0.02	$0.01	$0.09	$0.27

Average common and equivalent shares outstanding	4,308	4,412	4,314	4,380

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

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Six Months Ended

	Mar. 2,	Mar. 3,
	2002	2001

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	13,200	14,150
Payments on line-of-credit	(16,150)	(16,100)
Payments on long-term debt	(513)	(750)

Net cash used by financing activities	(3,463)	(2,700)

(Decrease)/increase in cash	(310)	40
Cash - beginning of period	517	677

Cash - end of period	$207	$717

Cash paid for:
Interest	$803	$1,296

Income taxes	$94	$631

Non cash Items:
Interest Rate Derivatives	$(123)	$23

Stock grants	$23	$326

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

(1) Financial Statements and Organization and Restatement of Financial Information

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

     For the six months ended March 2, 2002 comprehensive income is approximately $123,000 less than net income due to fluctuations in the fair market value of the Company’s derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 (see note 7). For the six months ended March 3, 2001, comprehensive income was approximately $23,000 less than net income due to the initial adoption of SFAS No. 133.

     Certain reclassifications have been made to the September 1, 2001 financial statements to conform to the March 2, 2002 classifications. These reclassifications had no effect on previously reported operations.

     The Company is filing this amended Form 10Q/A for the three and six months ended March 2, 2002 in order to properly reflect the adoption of EITF 00-10 “Accounting of Shipping and Handling Revenue and Costs”. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has filed Form 10Q/A for the first quarter of fiscal 2002. The Company expects to file a Form 10K/A for fiscal 2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

     The following table reconciles the net sales originally reported for the three and six months ended March 2, 2002 and March 3, 2001 to the restated net sales following adoption of EITF 00-10:

	Reconciliation of Sales and Cost of Sale
	Three months ended		Six months ended

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Sales as originally reported	$21,050	$21,124	$43,928	$52,376

Increase in sales due to restatement of sales	1,155	1,686	3,543	4,596

Restated sales	22,205	22,810	47,471	56,972

Cost of sales as originally reported	17,326	17,629	35,867	42,175

Increase in cost of sales due to restatement	1,155	1,686	3,543	4,596

Restated cost of sales	18,481	19,315	39,410	46,771

Gross profit, as previously reported and restated	$3,724	$3,495	$8,061	$10,201

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

(2) Income Taxes

     Income tax (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Current	$(213)	$24	($62)	$649
Deferred	252	2	310	72

Total	39	26	248	721

     The (benefit) provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Six Months Ended
	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Tax at 34% statutory rate	$36	$24	$222	$644
State income taxes net of federal benefit	3	2	(21)	77
Other	0	0	47	0

Income Taxes	$39	$26	$248	$721

(3) Earnings Per Common Share

	(Thousands except per share amounts)
	Three Months Ended		Six Months Ended
	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Net Income	$67	$46	$394	$1,174

Average common shares outstanding	4,280	4,222	4,277	4,180
Common stock equivalents- dilutive options	28	190	37	200

Average shares of common stock and equivalents outstanding	4,308	4,412	4,314	4,380

Basic earnings per share	$0.02	$0.01	$0.09	$0.28

(Net income divided by average common shares outstanding)
Diluted earnings per share	$0.02	$0.01	$0.09	$0.27
(Net income divided by average
shares of common stock and equivalents outstanding)

(4) Inventories

     Inventories were comprised of the following at March 2, 2002 and September 1, 2001 (in thousands):

	Mar. 2, 2002	Sep. 1, 2001

Finished Products	$13,964	$13,301
Work in Process	520	576
Raw Materials	3,234	3,768

Total	$17,718	$17,645

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is filing this amended Form 10Q/A for the three and six months ended March 2, 2002 in order to properly reflect the adoption of EITF 00-10 “Accounting of Shipping and Handling Revenue and Costs”. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has filed Form 10Q/A for the first quarter of fiscal 2002. The Company expects to file a Form 10K/A for fiscal

2001 reflecting the adoption of EITF 00-10 as soon as the Company’s independent accountants, Deloitte & Touche, LLP can complete the audit of the results for the year ended September 1, 2001.

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

Results of Operations

     Revenue — Net sales for the three months ended March 2, 2002 declined approximately $605,000 when compared to the three months ended March 3, 2001. The decline in sales of for the second quarter was primarily the result of lower sales at the Dolly Madison, Commercial Office and DMI Desk divisions. These decreases were offset by the continued strong performances at the Wynwood and Home Styles divisions. The decline in sales at Dolly Madison bedroom division reflects the Company’s discontinuance of the production of promotional bedroom furniture. Sales at the Commercial Office division were down approximately 24% for the second quarter of fiscal 2002 compared to second quarter of fiscal 2001. The shortfall in sales at the Commercial Office division reflects continued weakness in business spending. The sales at DMI Desk during the second quarter of fiscal 2002 were down approximately 14% due to major retailers focusing on furniture products that sell at lower price points than the products sold in past years, reducing overall sales volumes. Net sales at the Wynwood and Home Styles divisions were up 44% and 134%, respectively, when compared to the second quarter of fiscal 2001. The increase in sales at the Wynwood and Home Styles divisions are the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

     Net sales for the six months ended March 2, 2002 declined $9,501,000 or 17% from the first six months of the prior year. The decline in sales was primarily the result of lower shipments at the DMI Desk, Commercial Office and Dolly Madison divisions. The decreases were partially offset by strong performances at the Company’s Wynwood and Home Styles Divisions. The decline in sales at Dolly Madison bedroom division reflects the Company’s discontinuance of the production of promotional bedroom furniture. Sales at the Commercial Office division were down approximately 15% for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. The shortfall in sales at the Commercial Office division reflects continued weakness in business spending. The sales at DMI Desk during the first six months of fiscal 2002 were down approximately 42% due to the timing of certain orders by a major customer and major retailers focus on furniture products that sell at lower price points than the products sold in past years, reducing overall sales. Net Sales for the Wynwood and Home Styles divisions were up approximately 35% and 46% respectively. The increase in sales at the Wynwood and Home Styles divisions are the result of a broadening distribution base and the successful introduction of several new products over the past few quarters.

     Gross Margin — The Company’s gross margin in the second quarter of fiscal 2002 was 16.8% compared to 15.3% in the second quarter of fiscal 2001. The increase in gross margin in the second quarter of 2002 was primarily the result of the lower overhead structure resulting from the discontinuing production of promotional priced bedroom furniture and reduced transportation and storage costs for the quarter.

     The Company’s gross margin for the six months ended March 2, 2002 was 17% compared to 17.9% for the six months ended March 3, 2001. The decrease in gross margin was primarily the result of reduced overhead utilization due to the lower sales volume.

     Selling, General and Administrative (S, G&A) Expense — For the second quarter of fiscal 2002, S, G&A expense totaled $3,223,000 or 14.5% of sales compared to $2,862,000 or 12.5% of sales for the second fiscal quarter of 2001. The increase in S, G&A expenses was the result of higher sales commissions and design royalties due to sales mix. The increase in S, G&A expense, as a percent of sales is due primarily to the lower overall sales level and the relatively fixed nature of the Company’s S, G&A expenses.

     For the six months ended March 2, 2002 S, G &A expenses were $6,597,000 or 13.9% of sales as compared to $7,083,000 or 12.4% of sales for the six months ended March 3, 2001. The decrease in S, G&A expenses was the result of lower sales commissions and design royalties due to lower sales. The increase in S, G&A expense, as a percent of sales is due primarily to the lower overall sales level and the relatively fixed nature of the Company’s S, G&A expenses.

     Operating Profit — For the second quarter of fiscal 2002, operating profit was $501,000 or 2.3% of sales, compared to $633,000 or 2.8% of sales for the second quarter of fiscal 2001. The decrease in operating profit was the result of the items discussed above.

     For the six months ended March 2, 2002 the Company’s operating profit was $1,464,000 or 3.1% of sales as compared to $3,118,000 or 5.5% of sales for the six months ended March 3, 2001. The decrease in operating profit was primarily due to the lower overall sales level.

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

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has filed Form 10Q/A for the first quarter of fiscal 2002. The following table reconciles the net sales originally reported for the first six months of fiscal 2002 and fiscal 2001 to the restated net sales following adoption of EITF 00-10:

	Reconciliation of Sales and Cost of Sale
	Three months ended		Six months ended

	Mar. 2,	Mar. 3,	Mar. 2,	Mar. 3,
	2002	2001	2002	2001

Sales as originally reported	$21,050	$21,124	$43,928	$52,376

Increase in sales due to restatement of sales	1,155	1,686	3,543	4,596

Restated sales	22,205	22,810	47,471	56,972

Cost of sales as originally reported	17,326	17,629	35,867	42,175

Increase in cost of sales due to restatement	1,155	1,686	3,543	4,596

Restated cost of sales	18,481	19,315	39,410	46,771

Gross profit, as previously reported and restated	$3,724	$3,495	$8,061	$10,201

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

Item 6. Exhibits and Reports on Form 8-K

     First Amendment to Amended and Restated Credit Agreement incorporated by reference to Form 10Q for the fiscal quarter ended March 2, 2002

     Second Amendment to Amended and Restated Credit Agreement incorporated by reference to Form 10Q for the fiscal quarter ended March 2, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMI FURNITURE, INC. (Registrant)

Date: July 16, 2002	/s/Phillip J. Keller Phillip J. Keller Vice President-Finance, Chief Financial Officer & Treasurer