Form 10-K/A
period 2001-09-01
DMI FURNITURE INC
filed 2002-11-07
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 1, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to ____________________

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

COMMON STOCK, $0.10 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ]

SUMMARY OF ISSUE REQUIRING FORM 10K/A
ITEM 6.
Item 7
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
EFFECTS OF INFLATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEMS 8, 14(a) 1 AND 2 AND 14(d) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
INDEPENDENT AUDITORS’ REPORT
REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS
Part IV.
SIGNATURES

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,929,662 as of September 1, 2001.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date.

Class	Outstanding at September 1, 2001

Common Stock, Par Value $0.10 per Share	4,262,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on December 13, 2001 are incorporated by reference into Part III.

SUMMARY OF ISSUE REQUIRING FORM 10K/A

     The Company is amending Items 6,7,8 and 14 of its Form 10K for the fiscal year ended September 1, 2001 in order to properly reflect the adoption of EITF 00-10 “Accounting for Shipping and Handling Revenue and Costs.” EITF 00-10, which was required to be adopted by the Company in the fiscal year ended September 1, 2001, requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s fiscal 2001 net sales and cost of sales both increased by approximately $9.2 million to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows. See note 16 to the consolidated financial statements.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has not restated the results of operations for the fiscal years ended September 2, 2000 and August 28, 1999 for the effects of EITF 00-10, as restatement was impracticable.

     The following table reconciles the net sales and cost of sales as originally reported for the fiscal year ended September 1, 2001 to the restated net sales and cost of sales following adoption of EITF 00-10:

	September 1, 2001	September 2, 2000	August 28, 1999

Net sales as originally reported	$97,137	$104,837	$80,373

Increase in net sales due to restatement	9,191	0	0

Restated net sales	106,328	104,837	80,373

Cost of sales as originally reported	79,265	84,399	64,476

Increase in cost of sales due to restatement	9,191	0	0

Restated cost of sales	88,456	84,399	64,476

Gross profit, as previously reported and restated	$17,872	$20,438	$15,897

ITEM 6.

DMI FURNITURE, INC.
SELECTED FINANCIAL DATA (1)

	Fiscal Year Ended

	September 1,	September 2,	August 28,	August 29,	August 30,
	2001	2000	1999	1998	1997

	(Amounts in thousands except per share amounts)
Net sales (6)	$106,328	$104,837	$80,373	$64,727	$56,434

Net income from continuing operations	(5) $875	$2,565	(4) $1,088	$1,975	$2,416

Diluted earnings per common share (2)	(5) $0.20	$0.60	(4) $0.25	(3) $0.07	$0.40

Total assets	$46,877	$50,949	$45,279	$41,329	$35,551

Long-term debt and capital lease obligations	$24,021	$28,001	$26,934	$22,917	$14,857

Notes to selected financial data:

Note 1 -	This summary should be read in conjunction with the related financial statements and notes.

Note 2 -	Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.

Note 3 -	Includes charge from preferred stock redemption of $1,666,000 which impacted diluted earnings per common share by approximately $0.40.

Note 4 -	Includes plant closing reserve which reduced net income and earnings per common share by approximately $372,000 and $0.08 per share respectively.

Note 5 -	Includes a pre tax charge of $775,000 ($481,000 after tax) relating to discontinuing production of the promotional bedroom product line. The charge reduced diluted earnings per common share by approximatley $0.11 per share. The pre tax charge consisted of $575,000 for inventory; $80,000 for anticipated bad debts and $120,000 relating to severance.

Note 6 -	Net sales for fiscal year end September 1, 2001 include the efffects of EITF 00-10 “Accounting for Shipping and Handling Revenues and Costs” of approximately $9.2 million. All other years exclude the effects of the adoption of EITF 00-10 because it was impracticable to restate prior years. See note 16 to the consolidated financial statements.

Item 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

Overview

     The following management’s discussion and analysis of financial condition and results of operations addresses the effects of the restatement of fiscal 2001 relating to EITF 00-10 discussed in Note 16 of the consolidated financial statements.

     The Company’s revenues increased during the fiscal year due to the adoption of EITF 00-10. Without the effects of EITF 00-10 the Company’s revenues and profitability declined during the fiscal year ended September 1, 2001. The decline in revenue excluding the effects of EITF 00-10 follows four consecutive years of double-digit growth in revenue. The decline in profitability is the result of the lower overall volume and one-time charges relating to the Company’s decision to discontinue production of promotional bedroom furniture. The results reflect the continued weakness in the furniture market due to the overall decline in the US economy and excess inventory throughout the supply chain.

     During the fourth quarter of fiscal 2001 the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The Company believes the decline in aggregate demand for fully assembled promotional bedroom and excess industry capacity prevent this product line from recovering the costs of manufacturing, including the cost of capital. The Company does not anticipate the trend reversing. As a result, the Company, during the fourth quarter of fiscal 2001, has recorded a pre-tax charge of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included book provisions of approximately $575,000 for reducing certain inventory items to net realizable value. The inventory charge representing a permanent basis reduction was recorded as a separate component of cost of sales. An $80,000 charge for expected losses relating to uncollectible accounts receivable was charged to bad debt expense, a component of selling, general, and administrative expenses. A $120,000 charge for severance pay, which is called for under Company policy, relates to the termination of certain salaried and support staff personnel.

Fiscal 2001 compared to Fiscal 2000

     Net sales for fiscal 2001 increased by approximately $1,491,000 or 1.4% over fiscal 2000 due to the adoption of EITF 00-10 “Accounting for Shipping and Handling Revenues and Costs”. The increase is the result of adopting EITF 00-10 at the beginning of fiscal 2001. Excluding revenues from the adoption of EITF 00-10, net sales for fiscal 2001 would have been $7,700,000 or approximately 7% less than fiscal 2000. The decline in sales for fiscal 2001 was the result of lower sales at DMI Desk, Commercial Office and Dolly Madison Bedroom divisions partially offset by strong performances at the Company’s Wynwood and Home Styles divisions. Sales at Commercial Office were down approximately 10% while sales at DMI Desk and Dolly Madison Bedroom were down approximately 16% and 22% respectively, when compared to fiscal 2000. The Company’s Wynwood and Home Styles divisions each delivered revenue growth in fiscal 2001 of approximately 20% when compared to fiscal 2000.

     The Company’s gross margin for fiscal 2001 was $17,872,000 or 16.8%. The gross margin for fiscal 2000 was $20,438,000 or 19.5% of sales. The decline in gross profit and margin percent in fiscal 2001 was the result of lower shipment volume and lower utilization of the Company’s production facilities. The decrease in margin percentage was also affected by the adoption of EITF 00-10 in fiscal 2001. Excluding a permanent inventory basis adjustment of $575,000 relating to discontinuing production of promotionally priced bedroom furniture, gross margin for fiscal 2001 was $18,447,000 or 17.3% for fiscal 2001.

     Selling, general and administrative (S,G&A) expenses were $14,173,000 or 13.3% of sales for fiscal 2001 compared to $14,382,000 or 13.7% of sales for fiscal 2000. The decrease in S,G&A expenses for the year is the result of lower commissions and royalty expense due to the lower sales volume, partially offset by an increase in bad debt expense. The S,G&A expenses as a percent of sales were 14.6% before the effects of the adoption of EITF 00-10.

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

     During the fourth quarter of fiscal 2001 the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. As a result, the Company has taken a charge of $120,000 to cover severance pay. The severance pay, which is called for under Company policy, is related to the termination of certain salaried and support staff personnel.

     Net interest expense declined slightly to $2,073,000 in fiscal 2001 from $2,239,000 in fiscal 2000. The decrease in interest expense is primarily due to decreases in the prime and LIBOR interest rates in the second half of fiscal 2001.

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

     During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000, the Company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter of fiscal 2000 the Company recognized a $166,000 gain on the sale of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter, as plant-closing costs were finalized.

     Net interest expense increased to $2,239,000 in fiscal 2000 from $1,766,000 in fiscal 1999 primarily due to increases in the prime & LIBOR interest rates and higher loan balances to support the increased accounts receivable and inventory balances.

     The gain on disposal of property, plant and equipment during fiscal 2000 was the result of the Company selling certain assets relating to the closure of the Ferdinand, IN manufacturing plant. The overall effect of the disposal is a $166,000 gain. In addition, other assets were disposed of in the ordinary course of business; the gain on the sale of these assets was approximately $7,000.

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

     Key elements of the Consolidated Statement of Cash Flows (in thousands):

	2001	2000	1999

Net cash provided/(used) for operating activities	$4,372	($1,476)	($4,093)

Net cash provided/(used) for investing activities	(552)	298	(385)

Net cash flows provided/(used) for operating and investing activities	$3,820	($1,178)	($4,478)

Net cash provided/(used) for financing activities	($3,980)	$1,070	$4,171

Net decrease in cash and cash equivalents	($160)	($108)	($307)

     During fiscal 2001 lower overall levels of receivables and inventory contributed to the generation of $4,372,000 of cash flows from operations for the Company. During fiscal 2000 and fiscal 1999 the Company used cash flows for operations of $1,476,000 and $4,093,000 respectively, primarily to finance finished goods inventories for its new divisions and new commercial office groups as well as to finance increased accounts receivables from substantially increased sales.

     Cash flows of $552,000 were used for investing activities in fiscal 2001 primarily for plant and equipment modernization expenditures. Cash flows provided from investing activities were $298,000 for fiscal 2000. The cash provided in fiscal 2000 was primarily a result of asset sales related to the closure of a manufacturing facility (see note 11) partially offset by new equipment purchases. Cash flows of $385,000 were used for investing activities during fiscal 1999 primarily for plant and equipment modernization expenditures.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     EITF 00-10, which was required to be adopted by the Company in the fiscal year ended September 1, 2001, requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s fiscal 2001 net sales and cost of sales both increased by approximately $9.2 million to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows. See note 16 to the consolidated financial statements.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has not restated the results of operations for the fiscal years ended September 2, 2000 and August 28, 1999 for the effects of EITF 00-10, as restatement was impracticable.

     The following table reconciles the net sales and cost of sales as originally reported for the fiscal year ended September 1, 2001 to the restated net sales and cost of sales following adoption of EITF 00-10:

	September 1, 2001	September 2, 2000	August 28, 1999

Net sales as originally reported	$97,137	$104,837	$80,373
Increase in net sales due to restatement	9,191	0	0

Restated net sales	106,328	104,837	80,373

Cost of sales as originally reported	79,265	84,399	64,476
Increase in cost of sales due to restatement	9,191	0	0

Restated cost of sales	88,456	84,399	64,476

Gross profit, as previously reported and restated	$17,872	$20,438	$15,897

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the new statement effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($113,000) as of September 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations;” Statement No. 142 “Goodwill and Other Intangible Assets;” and Statement No. 143, “Accounting for Asset Retirement Obligations.” In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 1, 2001, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $189,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at September 1, 2001. The Company has effectively fixed the interest rates on approximately $5.2 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of September 1, 2001 the fair market value of these swaps is approximately ($113,000). (See Note 13)

DMI FURNITURE, INC.
FORM 10-K/A
ITEMS 8, 14(a) 1 AND 2 AND 14(d)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:

Page

Consolidated Financial Statements:

Independent Auditors’ Report	F-1

Report of Previous Independent Public Accountants	F-2

Consolidated Balance Sheets as of September 1, 2001 and September 2, 2000	F-3, F-4

Consolidated Statements of Operations for the years ended September 1, 2001,as restated, September 2, 2000 and August 28, 1999	F-5

Consolidated Statements of Stockholders’ Equity for the years ended September 1, 2001, September 2, 2000 and August 28, 1999	F-6

Consolidated Statements of Cash Flows for the years ended September 1, 2001, September 2, 2000 and August 28, 1999	F-7, F-8

Notes to Consolidated Financial Statements	F-9 - F-21

The following financial statement schedule of the registrant is included in Item 14(d):

Page

II --- Valuation and Qualifying Accounts	S-1

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of DMI Furniture, Inc.:

We have audited the accompanying consolidated balance sheet of DMI Furniture, Inc. and subsidiary (the Company) as of September 1, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule Index at Item 14(d) for the year ended September 1, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company as of September 1, 2001 and September 2, 2000, and for each of the three years in the period ended September 1, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and also stated that the financial statement schedule fairly presents in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole in their report dated October 5, 2001. Those auditors reported on such financial statements prior to the restatement discussed in Note 16.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2001 consolidated financial statements presents fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of September 1, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended September 1, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16, the accompanying 2001 consolidated statement of operations has been restated.

DELOITTE & TOUCHE LLP

October 22, 2002

REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLLY ISSUED BY ARTHUR ANDERSEN LLP WHICH HAS CEASED OPERATIONS HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP REPORTED ON SUCH FINANCIAL STATEMENTS PRIOR TO THE RESTATEMENT DISCUSSED IN NOTE 16.

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

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
As of September 1, 2001 and September 2, 2000
(Amounts in thousands)

ASSETS	2001	2000

Current assets:

Cash	$517	$677

Accounts receivable (net of allowances of $627 on Sep. 1, 2001 and $201 on Sep. 2, 2000)	16,864	17,891

Inventories (note 8)	17,645	20,811

Other current assets	424	413

Current portion of deferred income taxes (note 7)	1,467	1,241

Total current assets	36,917	41,033

Property, plant and equipment, at cost:

Land	655	655

Buildings and improvements	8,800	8,418

Machinery and equipment	10,417	9,891

Leasehold improvements	990	985

Assets held for disposition	10	0

Construction in progress	30	399

	20,902	20,348

Less accumulated depreciation	11,545	10,613

Net property, plant and equipment	9,357	9,735

Other assets	603	181

Total assets	$46,877	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
As of September 1, 2001 and September 2, 2000
(Amounts in thousands, except share data)
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Current liabilities:

Trade accounts payable	$2,787	$3,576

Accrued liabilities (note 8)	2,973	3,754

Long-term debt due within one year (note 2)	3,501	1,500

Total current liabilities	9,261	8,830

Long-term liabilities:

Long-term debt (note 2)	20,520	26,501

Accrued pension costs (note 6)	743	0

Deferred compensation (note 6)	117	176

Deferred income taxes (note 7)	571	676

Other long-term liabilities (note 12)	113	0

	22,064	27,353

Commitments and Contingencies (note 4)

Stockholders’ equity:

Common stock, $0.10 par value, 9,600,000 shares authorized, 4,262,938 shares outstanding (4,132,255 on Sep. 2, 2000)	426	413

Additional paid-in capital	17,066	16,753

Retained deficit	(1,525)	(2,400)

Accumulated other comprehensive loss	(415)	0

Total stockholders’ equity	15,552	14,766

Total liabilities and stockholders’ equity	$46,877	$50,949

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)

		Years Ended

		September 1,	September 2,	August 28,
		2001	2000	1999

		As restated
		see note 16
Net sales		$106,328	$104,837	$80,373

Cost of sales		87,881	84,399	64,476

Cost of sales-restructuring (note 11)		575	0	0

Gross profit		17,872	20,438	15,897

Margin		16.8%	19.5%	19.8%

Selling, general and administrative expenses (S,G&A)		14,093	14,382	11,727

S,G&A expenses-restructuring (note 11)		80	0	0

		14,173	14,382	11,727

% of sales		13.3%	13.7%	14.6%

Restructuring charges (note 11)		120	(125)	600

Operating profit		3,579	6,181	3,570

Margin		3.4%	5.9%	4.4%

Other income (expense):

Interest expense		(2,073)	(2,239)	(1,766)

Other income		43	173	11

		(2,030)	(2,066)	(1,755)

Income before income taxes		1,549	4,115	1,815

Provision for income taxes (note 7)		(674)	(1,550)	(727)

Net income		$875	$2,565	$1,088

Earnings per common share (note 15):

	Basic	$0.21	$0.63	$0.27

	Diluted	$0.20	$0.60	$0.25

Average common and equivalent shares outstanding		4,365	4,274	4,383

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (2)
(Amounts in thousands)
Three years ended September 1, 2001

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss) (3)	Total

BALANCES AT AUGUST 29, 1998	$390	3,892	$16,183	$(6,053)	$(263)	$10,257

Net income				1,088		1,088

Other comprehensive income:

Adjust minimum pension liability, net of tax					12	12

Issuance of common stock	15	151	368			383

BALANCES AT AUGUST 28, 1999	$405	4,043	$16,551	$(4,965)	$(251)	$11,740

Net income				2,565		2,565

Other comprehensive income

Adjust minimum pension liability, net of tax					251	251

Issuance of common stock	8	89	202			210

BALANCES AT SEPTEMBER 2, 2000	$413	4,132	$16,753	$(2,400)	$—	$14,766

Net income				875		875

Cumulative effect of change in accounting principle (1)					194	194

Other comprehensive income

Change in interest rate derivative, net of tax					(306)	(306)

Adjust minimum pension liability, net of tax					(303)	(303)

Issuance of common stock	13	131	313			326

BALANCES AT SEPTEMBER 1, 2001	$426	4,263	$17,066	$(1,525)	$(415)	$15,552

(1)	Adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities"

(2)	Total comprehensive income was $460, $2,816 and $1,100 for the fiscal years 2001, 2000 and 1999, respectively.

(3)	The components of accumulated other comprehensive income / (loss), net of tax, are as follows:

September 1, 2001 - Interest rate derivative ($112) and Minimum Pension Liability ($303)

August 28, 1999 - Minimum Pension Liability ($251)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended

	September 1,	September 2,	August 28,
	2001	2000	1999

Cash flows from operating activities:

Net income	$875	$2,565	$1,088

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	986	1,096	1,244

Gain on disposal of property, plant and equipment	(14)	(173)	(17)

Deferred income taxes	(174)	(11)	(45)

Changes in assets and liabilities:

Accounts receivable	1,027	(5,205)	(2,434)

Inventories	3,166	(1,906)	(2,609)

Other assets	(474)	(5)	(126)

Trade accounts payable	(789)	1,049	(994)

Accrued liabilities	(915)	1,296	6

Accrued pension costs	743	(130)	(161)

Deferred compensation	(59)	(52)	(45)

Total adjustments	3,497	(4,041)	(5,181)

Net cash provided/(used) by operating activities	4,372	(1,476)	(4,093)

Cash flows provided/(used) by investing activities:

Capital expenditures	(566)	(479)	(404)

Proceeds from the disposal of property, plant and equipment	14	777	19

Net cash provided/(used) by investing activities	(552)	298	(385)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)

		Years Ended

	September 1,	September 2,	August 28,
	2001	2000	1999

Cash flows provided/(used) by financing activities:

Borrowings from line-of-credit	$25,800	$32,950	$32,567

Payments on line-of-credit	(28,350)	(30,250)	(27,150)

Payments on long-term debt	(1,430)	(1,633)	(1,400)

Proceeds from stock options exercised	—	3	154

Net cash (used)/provided by financing activities	(3,980)	1,070	4,171

Decrease in cash	(160)	(108)	(307)

Cash — beginning of period	677	785	1,092

Cash — end of period	$517	$677	$785

Cash paid for:

Interest	$2,118	$2,205	$1,739

Income taxes	$1,243	$1,274	$1,044

Non cash Items:

Minimum pension liability	$303	$251	$12

Interest rate derivatives	$113	$—	$—

Stock grants	$326	$207	$229

See accompanying notes.

DMI FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

     The Company - The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry - the Company manufactures, imports, and sells residential, home office, and commercial office furniture. The Company has more than one operating segment which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Its principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States. Fiscal year 2000 consists of a fifty-three week period ending the first Saturday in September. Fiscal years 2001 and 1999 presented in this report consist of fifty-two weeks.

     Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

     Depreciation - Depreciation is provided on the basis of estimated useful lives of the property, plant and equipment, using the straight-line method. The useful lives of property, plant and equipment are as follows: Building and leasehold improvements, 8-35 years; and machinery and equipment, 3-15 years.

     Income taxes - The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 7 for additional information.)

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

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Long-lived assets - Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recorded an impairment loss in the accompanying statements of operations relating to long lived assets under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

     Revenue recognition - The Company recognizes sales of its products when the products are shipped to customers and title passes.

     Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the new Statement as amended by Financial Accounting Standards Board Statement No. 137, effective September 3, 2000. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($113,000) as of September 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations;” Statement No. 142 “Goodwill and Other Intangible Assets;” and Statement No. 143, “Accounting for Asset Retirement Obligations.” In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

     Reclassification of 2000 and 1999 Financial Statements - Certain reclassifications have been made to the September 2, 2000 and August 28, 1999 financial statements to conform to the September 1, 2001 classifications. These reclassifications had no effect on previously reported operations.

2. Long-term debt- Long-term debt consists of the following:

	2001	2000

Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2002; weekly adjustable coupon interest rate (2.45% on 9/1/01) and payable monthly.	$2,230,000	$2,230,000

Economic Development Revenue Bonds; payable in twelve equal monthly payments beginning in fiscal 2003; weekly adjustable coupon interest rate (2.45% on 9/1/01) and payable monthly.	2,020,000	2,020,000

Term note payable to bank; due in 45 monthly principal installments of $116,666.67 through 5/31/02; interest at prime (6.50%) or LIBOR+2.0% (5.58%)	1,171,000	2,501,000

Term note payable to bank; due in 60 monthly principal installments of $8,333.33 and final payment of $1 million on 8/31/03; interest at prime (6.50%) or LIBOR+2.0% (5.58%)	1,200,000	1,300,000

$24,000,000 revolving master note payable to bank; interest at prime (6.50%) or LIBOR+2.0% (5.58%); expires December, 2002	17,400,000	19,950,000

	24,021,000	28,001,000

Less portion due within one-year	3,501,000	1,500,000

	$20,520,000	$26,501,000

     With respect to the term notes and revolving master note payable above, the Company has the option of borrowing based on prime rate or London Interbank Offered Rate (LIBOR) + 2.00%. As of September 1, 2001, $16 million of the revolving master note balance and $2.1 million of the term loans were LIBOR priced.

     Substantially all assets are pledged to collateralize long-term debt. On September 1, 2001, the Company had $1,969,000 available under the formula for calculating its available borrowings.

     With respect to the Economic Development Revenue Bonds (Bonds), the Company has the option to establish the Bonds’ interest rate form (variable or fixed interest rate). When the Bonds are in the variable rate form, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment on the Bonds. If any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. If the Bonds cannot be remarketed, the lender is committed to providing financing for up to 372 days. As a result of these written commitments, the Bonds are classified as long-term debt in the accompanying balance sheet.

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

     Future minimum lease payments at September 1, 2001 under these leases for fiscal years are as follows:

2002	$993,000

2003	409,000

2004	206,000

2005	198,000

2006	95,000

Thereafter

$1,901,000

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

     The Company does not believe there is any litigation threatened against the Company, other than routine litigation arising out of the ordinary course of business, which is expected to have a material effect on the financial position, results of operations and cash flows of the Company.

5. Stock options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2001	2000	1999

Net Income: As reported	$875,000	$2,565,000	$1,088,000

Proforma	730,000	2,504,000	993,000

Diluted earnings per common share:

As reported	$0.20	$0.60	$0.25

Proforma	0.17	0.59	0.23

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

     A summary of the option transactions during the three years ended September 1, 2001 follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding-beginning of year	927	$1.98	922	$1.98	944	$1.92

Granted	91	$2.75	5	$1.75	20	$3.63

Exercised	—	—	—	—	(42)	$1.70

Expired	(8)	$2.00	—	—	—	—

Outstanding-end of year	1,010	$2.05	927	$1.98	922	$1.98

Exercisable at end of year	911	$1.97	885	$1.93	668	$1.80

Weighted-average fair value of options granted during year		$1.48		$1.41		$2.18

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

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding-beginning of year	48	$2.85	41	$2.84	51	$2.49

Granted	9	$2.00	9	$2.69	9	$4.00

Exercised	—	—	—		(18)	$2.53

Expired	(1)	$1.19	(2)	$1.75	(1)	$2.62

Outstanding-end of year	56	$2.75	48	$2.87	41	$2.77

Exercisable at end of year	38	$2.84	32	$2.71	33	$2.42

Weighted-average fair value of options granted during year		$1.07		$2.17		$2.41

     Exercise prices for options outstanding as of September 1, 2001 ranged from $1.19 to $4.00. The weighted-average remaining contractual life of those options is 6.5 years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: expected volatility of 44%; risk-free interest rate of 5%; expected lives for options of seven years; and expected dividend yield of 0% based on the Company’s history of no dividend payments on common stock.

6. Pension plans

     The Company has a defined benefit pension plan that covers substantially all hourly employees. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under ERISA.

     Net pension costs for the defined benefit plan in fiscal 2001, fiscal 2000 and fiscal 1999 were computed as follows:

	2001	2000	1999

Service cost-benefits earned	$48,837	$77,623	$77,211

Interest costs of projected benefit obligation	238,597	230,881	220,314

Expected return on plan assets	(260,949)	(224,024)	(191,850)

Amortization of transition obligation	9,907	9,907	9,907

Amortization of unrecognized prior service cost	15,326	15,326	15,326

Recognized actuarial (gain)/loss	(1,189)	3,535	10,649

Net pension expense	$50,529	$113,248	$141,557

     The funded status of the defined benefit plan at September 1, 2001 and September 2, 2000 is shown below:

	2001	2000

Change in benefit obligation:

Benefit obligation at beginning of year	$3,006,349	$3,365,596

Service cost	48,837	77,623

Interest cost	238,597	230,881

Benefits paid	(194,917)	(249,910)

Actuarial (gain)/loss	543,892	(417,841)

Benefit obligation at end of year	$3,642,758	$3,006,349

	2001	2000

Change in plan assets:

Fair value of plan assets at beginning of year	$3,199,306	$2,729,220

Actual return/(loss) on plan assets	(324,328)	519,996

Employer contributions	220,000	200,000

Benefits paid	(194,917)	(249,910)

Fair value of plan assets at end of year	$2,900,061	$3,199,306

	2001	2000

Reconciliation of funded status:

Funded status	($742,697)	$192,957

Unrecognized actuarial (gain)/loss	706,991	(423,367)

Unrecognized transition (asset)/obligation	89,157	99,064

Unrecognized prior service cost	194,581	209,907
Unrecognized prior service cost

Net amount recognized at year-end	$248,032	$78,561

	2001	2000

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	$248,032	$ 78,561

Accrued benefit liability	(742,697)	—

Intangible asset	283,738	—

Accumulated other comprehensive income	458,959	—

Net amount recognized at year end	$248,032	$ 78,561

Other comprehensive income attributable to change in additional minimum liability recognition	$458,959	($378,981)

Weighted-average assumption as of:	9/1/2001	9/2/2000

Discount rate	7.00%	8.00%

Expected long-term rate of return on plan assets	8.25%	8.25%

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

7. Income taxes

     The tax effect of each temporary basis difference and carry forward that gives rise to significant deferred tax assets and deferred tax liabilities as of September 1, 2001 and September 2, 2000 are as follows (in thousands):

	2001	2000

Accumulated tax depreciation of property and equipment in excess of book depreciation	($633)	($582)

Various accruals and reserves	1,309	888

Inventory	199	228

Other	21	31

Net deferred tax asset	$ 896	$ 565

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

     Income tax expense consisted of the following (in thousands):

	Fiscal year ended

	Sep. 1, 2001	Sep. 2, 2000	Aug. 28, 1999

Currently payable	$848	$1,561	$772

Deferred	(174)	(11)	(45)

Total	$674	$1,550	$727

     The deferred tax provision consisted of the following:

	Fiscal year ended

	Sep. 1, 2001	Sep. 2, 2000	Aug. 28, 1999

Excess tax over book depreciation	$ 52	($52)	$ 38

Other	(226)	41	(83)

Total	($174)	($11)	($45)

     The deferred tax provision excludes the impact of deferred taxes associated with the minimum pension liability and interest rate derivative. The minimum pension liability and interest rate derivative are charged directly to equity net of tax.

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Fiscal year ended

	Sep. 1, 2001	Sep. 2, 2000	Aug. 28, 1999

Tax at 34% statutory rate	$527	$1,409	$617

State income taxes (net of federal benefit)	105	141	110

Other	42	0	0

Income Taxes	$674	$1,550	$727

8. Other information

     Inventories - Inventories are summarized below (in thousands):

	2001	2000

Finished Products	$13,301	$16,273

Work in Process	576	488

Raw Materials	3,768	4,050

Total	$17,645	$20,811

     Accrued liabilities - Accrued liabilities are summarized below (in thousands):

Description	2001	2000

Property, payroll and other taxes	$683	$1,171

Payroll, bonuses and commissions	1,773	2,071

Plant closing reserve (note 11)	120	0

Interest	0	190

Other	397	322

Total	$2,973	$3,754

9. Quarterly financial data (unaudited)

     (in thousands of dollars except per share amounts)

	First	Second	Third	Fourth
Fiscal 2001	Quarter	Quarter	Quarter	Quarter (2)	Year

Net Sales as originally reported	$31,252	$21,124	$22,189	$22,572	$97,137

Net Sales as restated (3)	34,162	22,810	24,810	24,546	106,328

Gross Profit	6,706	3,495	4,264	3,407	17,872

Net Income/(Loss)	1,128	46	82	(381)	875

Diluted earnings per common Share (1)	$0.26	$0.01	$0.02	($0.09)	$0.20

	First	Second	Third	Fourth
Fiscal 2000	Quarter	Quarter	Quarter	Quarter	Year

Net Sales	$28,378	$24,020	$26,849	$25,590	$104,837

Gross Profit	5,644	4,361	5,523	4,910	20,438

Net Income	879	444	687	555	2,565

Diluted earnings per common Share (1)	$0.21	$0.10	$0.16	$0.13	$0.60

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

(3)  See Note 16.

10. Major customers and sources of supply

     The Company’s five largest customers accounted for approximately 44%, 49% and 46% of the Company’s total sales in fiscal 2001, fiscal 2000 and fiscal 1999. One customer accounted for approximately 28%, 32% and 27% of the Company’s total net sales in fiscal 2001, fiscal 2000 and fiscal 1999. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of September 1, 2001 and September 2, 2000, one customer accounted for approximately 30% and 34% respectively, of total accounts receivable. The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

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

11. Plant closing and restructuring

     During the fourth quarter of fiscal 2001 the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The Company believes the decline in aggregate demand for fully assembled promotional bedroom furniture and excess industry capacity prevent this product line from recovering the costs of manufacturing, including the cost of capital. The Company does not anticipate the trend reversing. As a result, the Company, during the fourth quarter of fiscal 2001, has recorded a pre-tax charge of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included book provisions of approximately $575,000 for reducing certain inventory items to estimated net realizable value. The inventory charge representing a permanent basis reduction was recorded as a separate component of cost of sales. An $80,000 charge for expected losses relating to uncollectible accounts receivable was charged to bad debt expense, a component of selling, general, and administrative expenses. A $120,000 charge for severance pay, which is called for under Company policy, relates to the termination of certain salaried and support staff personnel, and was charged to restructuring costs in the statements of operations.

     During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000 the Company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter of fiscal 2000 the Company recognized a $166,000 gain on the sales of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter of fiscal 2000, as plant-closing costs were less than anticipated.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the new Statement effective September 3, 2000 and recorded $194,000 as a cumulative effect of a change in accounting principle. The Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($113,000) as of September 1, 2001 and are reflected as other long-term liabilities on the accompanying balance sheet.

13. Fair Value of Financial Instruments

     The book values of cash, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s debt instruments approximated the book value because substantial portions of the underlying instruments are variable rate notes that re-price frequently.

     The Company as of September 1, 2001 has interest rate swaps in the nominal amount of approximately $5.2 million, which are used to reduce the risk of interest rate movements for a portion of its long-term debt. The market value of the swaps is approximately an $113,000 liability.

14. Source and Supply of Labor

     The Company employs approximately 371 employees, of whom approximately 109 are covered by a collective bargaining contract, which expires March 31, 2004.

15. Earnings Per Common Share

	(Amounts in thousands
	except per share amounts)

	2001	2000	1999

Net Income	$875	$2,565	$1,088

Average common shares outstanding	4,221	4,103	3,991

Common stock equivalents-dilutive options	144	171	392

Average shares of common stock and equivalents outstanding	4,365	4,274	4,383

Basic earnings per share (Net income divided by average common shares outstanding)	$0.21	$0.63	$0.27

Diluted earnings per share (Net income divided by average shares of common stock and equivalents outstanding)	$0.20	$0.60	$0.25

16. Restatement

     Subsequent to the issuance of the Company’s fiscal 2001 consolidated financial statements, management restated the Company’s fiscal 2001 consolidated statement of operations to reflect the application of EITF 00-10, “Accounting for Shipping and Handling Revenue and Costs.” EITF 00-10, which was required to be adopted by the Company in the fiscal year ended September 1, 2001, requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, the Company’s fiscal 2001 net sales and cost of sales both increased by approximately $9.2 million to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company’s operating income, net income, earnings per share, or cash flows. See note 16 to the consolidated financial statements.

     Compliance with EITF 00-10 required the Company to modify its information systems, which was completed during the third quarter of fiscal 2002. The Company has not restated the results of operations for the fiscal years ended September 2, 2000 and August 28, 1999 for the effects of EITF 00-10 as restatement was impracticable.

     The following table reconciles the net sales and cost of sales as originally reported for the fiscal year ended September 1, 2001 to the restated net sales and cost of sales following adoption of EITF 00-10:

	September 1,	September 2,	August 28,
	2001	2000	1999

Net sales as originally reported	$97,137	$104,837	$80,373

Increase in net sales due to restatement	9,191	0	0

Restated net sales	106,328	104,837	80,373

Cost of sales as originally reported	79,265	84,399	64,476

Increase in cost of sales due to restatement	9,191	0	0

Restated cost of sales	88,456	84,399	64,476

Gross profit, as previously reported and restated	$17,872	$20,438	$15,897

Part IV.

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

The financial statements required by Sections 14(a) 1 and 2 and 14(d) are included under Item 8.

The exhibits required by Item 14(a) 3 are listed on the index to Exhibits.

Schedules required by Item 14(d) follow the signature pages.

Item 14(b).	REPORTS ON FORM 8-K

None.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DATED:	November 6, 2002	DMI FURNITURE, INC.

By:/S/Donald D. Dreher President, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/Joseph G. Hill Joseph G. Hill	Executive Vice President, Operations and Director	November 6, 2002

/S/Phillip J. Keller Phillip J. Keller	Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer	November 6, 2002

/S/Thomas M. Levine. Thomas M. Levine	Director	November 6, 2002

/S/David Martin David Martin	Director	November 6, 2002

/S/W. Howard Armistead W. Howard Armistead	Director	November 6, 2002

/S/Daniel H. Abramowitz Daniel H. Abramowitz	Director	November 6, 2002

/S/Donald D. Dreher Donald D. Dreher	President, Chief Executive Officer, Chairman of the Board and Director	November 6, 2002

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

Item 14(a)3. EXHIBITS

10-K
Page No.

(As originally filed)
*	(3)	(a)	Restated Certificate of Incorporation

*******		(b)	Bylaws

*	(4)	(a)	Restated Certificate of Incorporation

*******		(b)	Bylaws

********	(10)	(a)	1988 Stock Option Plan for Employees

*****		(b)	Non-employee Director Stock Option Program

*****		(c)	Form of Indemnification Agreement

*****		(d)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1988 between Joseph G. Hill and DMI Furniture, Inc.

****		(e)	First Amendment to Amended and Restated Credit Agreement between DMI Furniture, Inc. and Bank One, Indiana, National Association dated July 2, 1998.

****		(f)	Second Amendment to Amended and Restated Credit Agreement between DMI Furniture, Inc. and Bank One, Indiana, National Association dated August 27, 1998.

*****		(g)	Amendment of Employment Agreement and Officer Severance Agreement dated as of May 19, 1988 between Donald D. Dreher and DMI Furniture, Inc.

**		(h)	Amended and Restated Credit Agreement between Bank One, Indianapolis, National Association, and DMI Furniture, Inc. dated October 3, 1997.

*****		(i)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated June 1, 1994.

*****		(j)	1993 Long Term Incentive Stock Plan for Employees

*****		(k)	Stock Compensation and Deferral Plan for Outside Directors.

*****		(l)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated as of October 1, 1993.

*********		(n)	Extension and Renewal of Employment Agreement as of April,26, 2000 between DMI Furniture, Inc. and Donald D. Dreher

*****		(o)	1998 Stock Option Plan For Independent Directors

****		(p)	Third Amendment To Amended And Restated Credit Agreement dated as of July, 1999 between Bank One, Indiana N.A. and DMI Furniture, Inc.

****		(q)	Promissory Note Modification Agreement dated as of July, 1999 between Bank One, Indiana N.A. and DMI Furniture, Inc.

****	(r)	Fourth Amendment To Amended And Restated Credit Agreement dated as of October, 1999 between Bank One, Indiana N.A. and DMI Furniture, Inc.

******	(s)	Fifth Amendment To Amended And Restated Credit Agreement dated as of February17, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.

******	(t)	Sixth Amendment To Amended And Restated Credit Agreement dated as of March 12, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.

*********	(u)	Seventh Amendment To Amended And Restated Credit Agreement dated as of July 12, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.

**********	(v)	Eight Amendment To Amended And Restated Credit Agreement dated as of December 1, 2000 between Bank One, Indiana N.A. and DMI Furniture, Inc.

***********	(w)	Ninth Amendment To Amended And Restated Credit Agreement dated as of Ma 1, 2001 between Bank One, Indiana N.A. and DMI Furniture, Inc.

*	Incorporated by reference to Registration No. 333-5246

**	Incorporated by reference to report on Form 10-Q for the fiscal quarter ended November 29, 1997

***	Incorporated by reference to Proxy Statement dated February 20, 1998.

****	Incorporated by reference to Form 10-K for the fiscal year ended August 28, 1999

*****	Incorporated by reference to Form 10-Q for the fiscal quarter ended November 30, 1999.

******	Incorporated by reference to Form 10-Q for the fiscal quarter ended May 27, 2000.

*******	Incorporated by reference to Form 8-K dated September 6, 2000.

********	Incorporated by reference to Registration Number 33-64188

*********	Incorporated by reference to Form 10-K for the fiscal year ended September 2, 2000.

**********	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 2, 2000.

***********	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 2, 2000.