Form 10-K
period 2002-08-31
DMI FURNITURE INC
filed 2002-11-07
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

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

COMMON STOCK, $0.10 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Part I.
Part II.
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
EFFECTS OF INFLATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE REPORT
INDEPENDENT AUDITORS’ REPORT
REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS
Part III.
Part IV.
SIGNATURES
CERTIFICATIONS
Item 14(a)3. EXHIBITS
EXT. AND RENEWAL OF EMPLOYMENT AGREEMENT
EXT. AND RENEWAL OF EMPLOYMENT AGREEMENT
FIRST AMEND. TO AMENDED & RESTATED CREDIT AGREEMNT
SECOND AMEND. TO AMENDED & RESTATED CREDIT AGRMNT
LIST OF SUBSIDIARIES
INDEPENDENT AUDITORS CONSENT
CERTIFICATION
CERTIFICATION

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,182,110 as of August 31, 2002.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date.

Class	Outstanding at August 31, 2002

Common Stock, Par Value $0.10 per Share	4,280,378

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on December 19, 2002 are incorporated by reference into Part III.

Part I.

Item 1. BUSINESS.

Preliminary Note Regarding Forward-Looking Statements

The information set forth in “Item 1. Business,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business. The forward-looking statements relate to, among other things, overall business conditions during the next three months; estimates relating to the discontinuing of production of promotional bedroom and the potential for a work stoppage or slow down by dockworkers on the Pacific coast. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; labor actions or other events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their decision to purchase and the dollar volume of their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Item 1. Business,” in “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other portions of this report. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

     The Company is a marketer and importer of medium-priced bedroom furniture, dining furniture, occasional and accent furniture, and home office furniture with manufacturing sources throughout Asia and South America. In addition, the Company is a vertically integrated manufacturer, importer, and marketer of commercial office furniture with four company owned manufacturing plants in Indiana and manufacturing sources in Asia. DMI’s four marketing divisions consist of DMI Commercial Office Furniture, selling primarily commercial office furniture; DMI Desk Company, selling small office and home office furniture; WYNWOOD Furniture Company, selling bedroom, dining and occasional furniture and Home Styles, selling lifestyle furniture for the home.

     The Company’s furniture products are marketed throughout the United States, Puerto Rico, Canada, Mexico, Caribbean, and Saudi Arabia, principally to furniture retailers. Export sales totaled approximately 1% of the Company’s sales in fiscal 2002. Approximately 6% of the Company’s sales are to wholesale distributors. The Company’s sales are made through independent, commissioned sales representatives, as well as sales and marketing personnel employed by the Company. The Company maintains showrooms for furniture markets in High Point, North Carolina. The Company also participates in the annual NeoCon commercial office furniture tradeshow in Chicago, Illinois.

     The Company’s total sales of imported product during the three prior fiscal years were 74% for fiscal 2002, 64% for fiscal 2001 and 62% for fiscal 2000. The Company designs the majority of the furniture it purchases from foreign factories and actively participates in the production and quality control process. The Company maintains administrative offices in China and Thailand to manage the quality control, production process and other supply chain functions. The Company maintains small amounts of finished goods inventories in China at a vendor provided warehouse. An unanticipated interruption in the flow of products from one or more of the overseas factories could have a short-term material adverse effect on the Company’s results of operations.

     The Company maintains insurance for all Company owned inventory until title transfers to the customer. Title transfers to the customer when all requirements of the sale are complete. The timing of the sale and transfer of ownership depends on the individual customer and is agreed to before order acceptance. The three primary points where title transfers are when product leaves one of the Company’s domestic warehouses, when product arrives at the port of entry into the United States, and when product leaves its country of origin.

     The raw materials essential to the domestic manufacture of furniture are wood, board products, fabric, finishing materials, hardware and glass. There are a number of sources of supply for wood, board products and fabric. Approximately 61% of these materials are purchased from independent suppliers, and the balance of these materials are obtained by the Company by processing purchased lumber through the Company’s and dimension plant, by cutting various types of board and drawer body parts, and manufacturing high pressure laminated tops for its office furniture. If, for any reason, the Company’s existing sources of supply for any of its raw materials became unable to service the Company, the Company believes its furniture manufacturing operations would not be adversely affected because there are adequate alternate sources of supply.

     The Company’s operations as shown in its Selected Financial Data (See Item 6) and in the Statement of Operations consist of one industry segment — the manufacture, import, and sale of furniture.

     The Company owns or uses the following trademarks in connection with its furniture products, which trademarks are due to expire on the dates indicated below:

Trademark	Product	Date

TOP GUARD	All DMI products	2011

Wood Classics Furniture Company	All DMI products	2006

Carolina Desk Company	All DMI products	2008

DMI	All DMI products	2009

DMI Furniture, Inc.	All DMI products	2009

Wood Manor	All DMI products	2007

Cyber City Furniture Warehouse	All DMI products	2007

Carolina Classics Office Furniture Company	All DMI products	2010

Wynwood	All DMI products	2009

Home Styles	All DMI products	2011

Dolly Madison	All DMI products	2010

Barrister Oak	All DMI products	2008

Barrister Collection	All DMI products	2008

Freelance	All DMI products	Pending

Euroflex	All DMI products	Pending

Flexcom	All DMI products	2012

Shenandoah Valley Furniture Company & Design	All DMI products	Pending

Locust Grove Furniture Company	All DMI products	Pending

Sonoma Collection by Virginia County Furniture Classics	All DMI products	Pending

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

     The Company’s sales have historically not been subject to material seasonal fluctuations. However, as the Company’s seasonal promotions of imported furniture increase, the sales may become more subject to quarterly fluctuations. See Note 9 to the consolidated financial statements for quarterly financial data.

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

     The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The five largest customers accounted for approximately 30% of the Company’s total sales in fiscal 2002. One customer, Sam’s Wholesale Club, a division of Wal-Mart Stores, Inc., accounted for more than 10% of the Company’s total net sales for fiscal 2002. The loss of one or more of these customers at the same time could have a materially adverse effect on the business of the Company. As of August 31, 2002, one customer accounted for approximately 13% of total accounts receivable.

     The furniture industry is extremely competitive. The Company competes in the national market for medium-priced furniture. Due to the fragmented nature of the furniture manufacturing industry and the unavailability of complete financial reports for all its competitors, the Company is unable to accurately state its rank in the industry. There are, however, a number of furniture manufacturers with substantially greater sales and greater economic resources than the Company. The principal methods of competition in the furniture industry are design, pricing, sales force, customer service, and manufacturing location.

     The Company employs approximately 240 employees, of whom approximately 99 are covered by collective bargaining contracts. The Company presently does not anticipate a strike or work stoppage at any of its facilities. However, it cannot be assumed that labor difficulties will not be encountered in the future.

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

     During fiscal 2000 the Company closed and sold its furniture manufacturing plant located in Ferdinand, Indiana (117,823 square feet). See Note 11 to the consolidated financial statements for additional information.

     All of the Company’s properties are encumbered by mortgages held by its bank. See Note 2 to the consolidated financial statements.

     The productive capacity and extent of utilization of each of the Company’s manufacturing facilities for the fiscal year ended August 31, 2002 are set forth in the table below. “Capacity” is defined for this purpose as gross sales dollars produced both for outside sales and internal integration, working fifty hours per week on a single shift with the existing number of employees and no material investments in machinery and equipment or change in product mix. The Company has on occasion operated more than one shift at one of its plants and may add shifts to other plants in the future to increase capacity.

Fiscal 2002 (dollars in thousands)

Facility	Capacity	Production	% Utilized
Huntingburg, IN 5th Street Plant (1) Huntingburg, IN Chestnut Street Plant (1) Huntingburg, IN Fabricator Plant Ferdinand, IN Sawmill/Dimension Plant	$23,754 $22,866 $8,319 $8,292	$15,113 $16,884 $3,508 $4,540	64% 74% 42% 55%

(1)	On July 31, 2002 the Chestnut Street plant was converted to an assembly operation and the production was transferred to the 5th Street plant. As a result, the fiscal 2002 ‘% utilized’ numbers are not an indication of production capacity in the future.

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

Part II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     As of August 31, 2002, approximately 1,259 stockholders held the Company’s common stock, its only class of outstanding securities.

Price Range of Common Stock

     The Company’s Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the trading symbol DMIF. The following table sets forth the high and low bid quotations reported for each fiscal quarter indicated. The quotations represent prices between dealers, do not include commissions, mark-ups or markdowns and may not represent actual transactions.

	High Bid	Low Bid
Price	Price	Price

1st Quarter of 2001	$2.94	$1.63

2nd Quarter of 2001	$2.69	$1.88

3rd Quarter of 2001	$2.13	$1.60

4th Quarter of 2001	$2.05	$1.25

1st Quarter of 2002	$1.80	$1.23

2nd Quarter of 2002	$2.03	$1.36

3rd Quarter of 2002	$2.00	$1.50

4th Quarter of 2002	$1.98	$1.32

Dividend History

     The Company has not paid dividends on its common stock since it was first issued in November 1977.

     Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company’s anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business and the retirement of its debt. In addition, the Company’s present financing agreement prohibits the payment of dividends without the written consent of the bank. See Note 2 to the consolidated financial statements.

ITEM 6.
SELECTED FINANCIAL DATA (1)

	Fiscal Year Ended

	August 31,	September 1,	September 2,	August 28,	August 29,
	2002	2001	2000	1999	1998

		(Amounts in thousands except per share amounts)
Net sales (6)	$100,856	$106,328	$104,837	$80,373	$64,727

Net income from continuing operations	$1,355	(5) $875	$2,565	(4) $1,088	$1,975

Diluted earnings per common share (2)	$0.31	(5) $0.20	$0.60	(4) $0.25	(3) $0.07

Total assets	$46,367	$46,877	$50,949	$45,279	$41,329

Long-term debt and capital lease obligations	$20,321	$24,021	$28,001	$26,934	$22,917

Notes to selected financial data:

Note 1 -	This summary should be read in conjunction with the related financial statements and notes.

Note 2 -	Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period.

Note 3 -	Includes charge from preferred stock redemption of $1,666,000 which impacted diluted earnings per common share by approximately $0.40.

Note 4 -	Includes plant closing reserve which reduced net income and earnings per common share by approximately $372,000 and $0.08 per share respectively.

Note 5 -	Includes a pre-tax charge of $775,000 ($481,000 after tax) relating to discontinuing production of the promotional bedroom product line. The charge reduced diluted earnings per common share by approximately $0.11 per share. The pre-tax charge consisted of $575,000 for inventory; $80,000 for anticipated bad debts and $120,000 relating to severance.

Note 6 -	Net sales for fiscal years ended August 31, 2002 and September 1, 2001 include the effects of EITF 00-10 “Accounting for Shipping and Handling Revenues and Costs”. All other years exclude the effects of the adoption of EITF 00-10 because it was impracticable to restate prior years.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies, Estimates and Judgments

     DMI Furniture’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments including those related to revenue recognition, allowances for doubtful accounts, inventory valuation allowances, useful lives of property, plant and equipment, derivative contracts, pension benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or complexity.

     Revenue recognition—The Company recognizes revenue when title transfers to the customer and all requirements of the sale are complete. The timing of the sale and transfer of ownership depends on the individual customer and is agreed to before order acceptance. The three primary points where title transfers are when product leaves one of the Company’s domestic warehouses, when product arrives at the port of entry into the United States, and when product leaves its country of origin.

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

     Pension benefits—The amounts recognized in the financial statements related to pension benefits are determined on an actuarial basis, the calculation of which requires many assumptions. A significant assumption used in determining the Company’s net pension cost is the expected long-term rate of return on plan assets. Based on input from the Company’s actuarial firm, the Company assumed an expected long-term rate of return on plan assets of 8.25% for fiscal 2002 and 2001. Another significant estimate that affects the Company’s pension cost is the discount rate used in the annual actuarial valuation of pension benefit. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. Based on input from the Company’s actuarial firm, the Company assumed a discount rate of 7% in fiscal 2002 and 2001.

     Income taxes—The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, the Company would adjust its deferred tax assets and liabilities through the provision for income taxes. The Company evaluates the need for a valuation allowance of its deferred tax assets based on the likelihood of expected future benefits. The Company does not believe a valuation allowance is necessary; however, if the expected level of future taxable income changes or certain tax planning strategies become unavailable, the Company would record a valuation allowance through income tax expense in the period the valuation allowance is deemed necessary.

RESULTS OF OPERATIONS

Overview

     The Company’s sales decreased during the fiscal year ended August 31, 2002 due to a significant shortfall in sales during the Company’s first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. As discussed in the Company’s previous filings, the first quarter shortfall was the result of the timing of certain orders by a major customer and a change of focus by major retailers toward furniture products that sell at lower price points than the products sold in past years, which reduced overall sales. Total sales for the nine months ended August 31, 2002 were higher than the comparable period in fiscal 2001. The Company’s profitability increased during fiscal 2002 as compared to the prior fiscal year due to one-time charges taken in fiscal 2001, resulting from the Company’s decision to discontinue production of promotional bedroom furniture. When the effects of one-time charges are excluded, the profitability for fiscal 2002 is essentially the same as fiscal 2001.

     A majority of the Company’s imported merchandise flows through Pacific coast ports of entry. The contract between the Pacific Maritime Association and the International Longshore and Warehouse Union expired on July 1, 2002. Contract negotiations between labor and management came to an impasse in early October 2002 and the ports were closed for 10 days. The Federal government sought and received a court ordered injunction to re-open the ports under the Taft Hartly Act of 1949. The injunction created an 80-day cooling off period that reopened the ports and started the flow of merchandise through the Pacific coast ports.

     As a result of the port closings, there is currently an imbalance in the shipping lanes that has slowed the flow of merchandise across the Pacific Ocean. The disruption in the flow of merchandise created by the closing of the ports will adversely affect the Company’s first quarter operating performance. Due to multiple unknown variables the Company cannot quantify the negative effects on the first quarter results of operations. If current labor talks break down and a strike, work slowdown, or lockout at the Pacific coast cargo terminals were to occur, the Company could experience a further disruption in the flow of merchandise that would further affect the results of operations.

Fiscal 2002 compared to Fiscal 2001

     Net sales for fiscal 2002 decreased by $5,472,000 or approximately 5% from fiscal 2001. The decline in sales for fiscal 2002 was due to lower sales at the Company’s DMI Desk and Commercial Office, partially offset by strong performances at the Company’s Wynwood and Home Styles divisions. Sales at Commercial Office decreased approximately 10% while sales at DMI Desk decreased approximately 30% when compared to fiscal 2001. The Company’s Wynwood and Home Styles divisions grew by approximately 51% and 42%, respectively, when compared to fiscal 2001.

     The Company’s gross margin for fiscal 2002 was $17,094,000 or 16.9% of sales. The gross margin for fiscal 2001 was 17,872,000 or 16.8%. Excluding a permanent basis adjustment of $575,000 relating to discontinuing production of promotionally priced bedroom furniture, gross margin was $18,447,000 or 17.3% of sales for fiscal 2001. The decline in gross profit in fiscal 2002 was the result of lower shipment volume and lower utilization of the Company’s production facilities.

     Selling, general and administrative (S,G&A) expenses were $13,661,000 or 13.5% of sales for fiscal 2002 compared to $14,173,000, or 13.3% of sales for fiscal 2001. The decrease in S,G&A expenses for the year is the result of lower commissions and royalty expense due to the lower sales volume, as well as a decrease in bad debt expense. Bad debt expense was higher during fiscal 2001 due to the bankruptcy filing of a national retailer and the establishment of a reserve for bad debts relating to discontinuing the production of promotionally priced bedroom furniture. The increase in S,G&A expenses as a percent of sales for fiscal 2002 versus fiscal 2001 was due to the lower sales volume in fiscal 2002 and the relatively fixed nature of the S,G&A expenses.

     During the fourth quarter of fiscal 2001, the Company committed to discontinue production of promotional bedroom furniture during the first quarter of fiscal 2002. The Company believed the decline in aggregate demand for fully assembled promotional bedroom and excess industry capacity would prevent this product line from recovering the costs of manufacturing, including the cost of capital and did not anticipate the trend reversing. As a result, during the fourth quarter of fiscal 2001, the Company recorded a pre-tax charge of $775,000 for the expected cost of discontinuing production. The charge included book provisions of approximately $575,000 for reducing certain inventory items to net realizable value. The inventory charge represented a permanent basis reduction and was recorded as a separate component of cost of sales. An $80,000 charge for expected losses relating to un-collectible accounts receivable was charged to bad debt expense. A $120,000 charge for severance pay, which is called for under Company policy, related to the termination of certain salaried and support staff personnel.

     Net interest expense declined to $1,583,000 in fiscal 2002 from $2,073,000 in fiscal 2001. The decrease in interest expense was due to reductions in the outstanding balance of the Company’s revolving line of credit as well as decreases in the prime and LIBOR interest rates during the fiscal year.

Fiscal 2001 compared to Fiscal 2000

     On September 1, 2001 the Company adopted EITF 00-10 “Accounting for Shipping and Handling Revenues and Costs” for fiscal 2001. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight revenue against freight costs. As a result of adopting EITF 00-10, net sales and cost of sales both increased by an equal amount to reflect the inclusion of shipping revenues and costs, but there was no effect on operating income, net income, earnings per share, or cash flows. The Company did not restate the results of operations for prior fiscal years, as restatement was impracticable.

     Net sales for fiscal 2001 increased approximately $1,491,000 or 1.4% over fiscal 2000 due to the adoption of EITF 00-10. The apparent increase was the result of restating only fiscal 2001 results. Before the restatement, net sales for fiscal 2001 would have been $7,700,000 or approximately 7% less than fiscal 2000. The decline in sales for fiscal 2001 was due to lower sales at DMI Desk, Commercial Office and Dolly Madison Bedroom divisions, partially offset by strong performances at the Wynwood and Home Styles divisions. Sales at Commercial Office were down approximately 10% while sales at DMI Desk and Dolly Madison Bedroom were down approximately 16% and 22% respectively, when compared to fiscal 2000. The Wynwood and Home Styles divisions each grew by approximately 20% when compared to fiscal 2000.

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

     Selling, general and administrative (S,G&A) expenses were $14,173,000 or 13.3% of sales for fiscal 2001 compared to $14,382,000 or 13.7% of sales for fiscal 2000. The decrease in S,G&A expenses for the year was the result of lower commissions and royalty expense due to the lower sales volume, partially offset by an increase in bad debt expense. S,G&A expenses were 14.6% of sales in fiscal 2001 before the effects of the adoption of EITF 00-10.

     The increase in bad debt expense for fiscal 2001 was due to the bankruptcy filing a national retailer and the establishment of a reserve for bad debts relating to discontinuing the production of promotionally priced bedroom furniture. The increase in S,G&A expenses as a percent of sales for fiscal 2001 was due to the lower sales volume and the relatively fixed nature of the S,G&A expenses.

     Net interest expense declined slightly to $2,073,000 in fiscal 2001 from $2,239,000 in fiscal 2000. The decrease in interest expense was primarily due to decreases in the prime and LIBOR interest rates in the second half of fiscal 2001.

     During the fourth quarter of fiscal 1999 management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999 the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the plant, which was completed in May 2000. During the third quarter of fiscal 2000 the Company recognized a $166,000 gain on the sale of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter of fiscal 2000, as plant closing costs were less than anticipated.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $20,471,000 credit agreement with Bank One, Indiana N.A. comprised of a $1,471,000 term loan and a maximum revolving master note loan commitment of $19,000,000 (outstanding balance $14,600,000 as of August 31, 2002). On August 31, 2002, the Company had $4,400,000 available under the formula for calculating its available borrowings. See Note 2 to the consolidated financial statements.

     On October 30, 2002, the Company received a commitment from Bank One to extend the due date of the revolving master credit agreement through December 31, 2004. In addition, the Bank has agreed to restructure certain covenants contained in the revolving master note payable and to provide increased borrowing capacity.

     The maximum availability under the revolving master note payable will be seasonally adjusted through December 31, 2004. The seasonal availability is reflected in the following table:

Period	Maximum Availability

November 15, 2002- January 31, 2003	$23,000,000

February 1, 2003-July 31, 2003	$21,000,000

August 1, 2003-January 31, 2004	$23,000,000

February 1, 2004-July 31, 2004	$21,000,000

August 1, 2004-December 31, 2004	$23,000,000

     Demands for funds relate to payments for inventory and other operating costs, resale merchandise, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs depends on the collection of accounts receivable and from its ability to borrow funds. The Company’s days of sales outstanding of accounts receivable averaged 63 days for fiscal 2002 and 65 days for fiscal 2001. This decrease was primarily due to management reducing extended payment terms granted to certain customers in previous periods. Inventory turnover was 4.3 in fiscal 2002 and 3.6 in fiscal 2001. The Company believes it will be able to generate sufficient cash from operations in fiscal 2003 together with available borrowings under its revolving master note to make scheduled payments on its long-term debt.

     Key elements of the Consolidated Statement of Cash Flows (in thousands):

	2002	2001	2000

Net cash provided/(used) for operating activities	$3,758	$4,372	($1,476)

Net cash provided/(used) for investing activities	(406)	(552)	298

Net cash flows provided/(used) for operating and investing activities	$3,352	$3,820	($1,178)

Net cash provided/(used) for financing activities	($3,700)	($3,980)	$1,070

Net decrease in cash and cash equivalents	($348)	($160)	($108)

     Cash flows from operations of $3,758,000 were provided during fiscal 2002 primarily due to increased trade accounts payable and overall cash management. During fiscal 2001 lower levels of receivables and inventory contributed to the generation of $4,372,000 of cash flows from operations for the Company. During fiscal 2000 the Company used cash flows for operations of $1,476,000 primarily to finance finished goods inventories for its new divisions and new commercial office groups as well as to finance increased accounts receivables from substantially increased sales.

     Cash flows of $406,000 and $552,000 were used for investing activities in fiscal 2002 and fiscal 2001, respectively, primarily for plant and equipment modernization expenditures. Cash flows provided from investing activities were $298,000 for fiscal 2000. The cash provided in fiscal 2000 was primarily a result of asset sales related to the closure of the Ferdinand, Indiana plant partially offset by new equipment purchases.

     The Company used $3,700,000 and $3,980,000 of net cash flows during fiscal 2002 and 2001, respectively, to reduce overall debt levels. During fiscal 2000 net cash flows from financing activities of $1,070,000 were used primarily to finance working capital requirements.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

     The Company’s fiscal 2003 budget for capital expenditures is approximately $706,000. The majority of the budgeted capital expenditures for fiscal 2003 relate to the Company’s new showroom space at the High Point furniture market. The Company anticipates that its 2003 internal cash flow and additional borrowings available under its credit agreement will be sufficient to pay for these expenditures.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standard Board (FASB) issued Statement No. 141, “Business Combinations”; Statement No. 142 “Goodwill and Other Intangible Assets”; and Statement No. 143, “Accounting for Asset Retirement Obligations”. In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets. In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At August 31, 2002, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $59,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at August 31, 2002. The Company has effectively fixed the interest rates on approximately $14.4 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of August 31, 2002 the fair market value of these swaps is approximately ($584,000). (See Note 13)

DMI FURNITURE, INC.
FORM 10-K

ITEMS 8, 14(a) 1 AND 2 AND 14(d)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the registrant required to be included in Item 8 are listed below:

Page

Consolidated Financial Statements:

Independent Auditors’ Report	F-1

Report of Previous Independent Accountants	F-2

Consolidated Balance Sheets as of August 31, 2002 and September 1, 2001	F-3, F-4

Consolidated Statements of Operations for the years ended August 31, 2002, September 1, 2001 and September 2, 2000	F-5

Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2002, September 1, 2001 and September 2, 2000	F-6

Consolidated Statements of Cash Flows for the years ended August 31, 2002, September 1, 2001 and September 2, 2000	F-7, F-8

Notes to Consolidated Financial Statements	F-9 - F-20

     The following financial statement schedule of the registrant is included in Item 14(d):

Page

II---Valuation and Qualifying Accounts	S-1

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is presented in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of DMI Furniture, Inc.:

We have audited the accompanying consolidated balance sheets of DMI Furniture, Inc. and subsidiary (the Company) as of August 31, 2002 and September 1, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedule Index at Item 14(d) for the years ended August 31, 2002 and September 1, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company as of September 1, 2001 and September 2, 2000, and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 5, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of DMI Furniture, Inc. and subsidiary as of August 31, 2002 and September 1, 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the years ended August 31, 2002 and September 1, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

October 22, 2002, except for Note 2, as to which the date is October 30, 2002

REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, WHICH HAS CEASED OPERATIONS, HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

October 5, 2001 (except with respect to the matter discussed in Note 2, as to which the date is October 23, 2001) Louisville, Kentucky

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
As of August 31, 2002 and September 1, 2001
(Amounts in thousands)

ASSETS	2002	2001

Current assets:

Cash	$169	$517

Accounts receivable (net of allowances of $200 on Aug. 31, 2002 and	17,530	16,864

$627 on Sep. 1, 2001)

Inventories (note 8)	17,477	17,645

Other current assets	447	424

Current portion of deferred income taxes (note 7)	1,058	1,467

Total current assets	36,681	36,917

Property, plant and equipment, at cost:

Land	655	655

Buildings and improvements	8,815	8,800

Machinery and equipment	7,404	10,417

Leasehold improvements	513	990

Assets held for disposition	377	10

Construction in progress	45	30

	17,809	20,902

Less accumulated depreciation	8,920	11,545

Net property, plant and equipment	8,889	9,357

Other assets	797	603

Total assets	$46,367	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
As of August 31, 2002 and September 1, 2001
(Amounts in thousands, except share data)
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

Current liabilities:

Trade accounts payable	$4,813	$2,787

Accrued liabilities (note 8)	3,007	2,973

Long-term debt due within one year (note 2)	930	3,501

Total current liabilities	8,750	9,261

Long-term liabilities:

Long-term debt (note 2)	19,391	20,520

Accrued pension costs (note 6)	963	743

Deferred compensation (note 6)	70	117

Deferred income taxes (note 7)	20	571

Other long-term liabilities (note 12)	584	113

Total long-term liabilities	21,028	22,064

Commitments and Contingencies (note 4)

Stockholders’ equity:

Common stock, $0.10 par value, 9,600,000 shares authorized, 4,280,378 shares outstanding (4,262,938 on Sep. 1, 2001)	428	426

Additional paid-in capital	17,090	17,066

Retained deficit	(170)	(1,525)

Accumulated other comprehensive loss	(759)	(415)

Total stockholders’ equity	16,589	15,552

Total liabilities and stockholders’ equity	$46,367	$46,877

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)

	Years Ended

	August 31,	September 1,	September 2,
	2002	2001	2000

Net sales	$100,856	$106,328	$104,837

Cost of sales	83,762	87,881	84,399

Cost of sales-restructuring (note 11)	0	575	0

Gross profit	17,094	17,872	20,438

Margin	16.9%	16.8%	19.5%

Selling, general and administrative expenses (note 11)	13,661	14,173	14,382

% of sales	13.5%	13.3%	13.7%

Restructuring charges (note 11)	0	120	(125)

Operating profit	3,433	3,579	6,181

Margin	3.4%	3.4%	5.9%

Other income (expense):

Interest expense	(1,583)	(2,073)	(2,239)

Other income (expense)	(16)	43	173

	(1,599)	(2,030)	(2,066)

Income before income taxes	1,834	1,549	4,115

Provision for income taxes (note 7)	(479)	(674)	(1,550)

Net income	$1,355	$875	$2,565

Earnings per common share (note 15):

Basic	$0.32	$0.21	$0.63

Diluted	$0.31	$0.20	$0.60

Average common and equivalent shares outstanding	4,337	4,365	4,274

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (2)
(Amounts in thousands)
Three years ended August 31, 2002

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss) (3)	Total

BALANCES AT AUGUST 28, 1999	$405	4,043	$16,551	$(4,965)	$(251)	$11,740

Net income				2,565		2,565

Other comprehensive income:

Adjust minimum pension liability, net of tax					251	251

Issuance of common stock	8	89	202			210

BALANCES AT SEPTEMBER 2, 2000	$413	4,132	$16,753	$(2,400)	$—	$14,766

Net income				875		875

Cumulative effect of change in accounting principle (1)					194	194

Other comprehensive income:

Change in interest rate derivative, net of tax					(306)	(306)

Adjust minimum pension liability, net of tax					(303)	(303)

Issuance of common stock	13	131	313			326

BALANCES AT SEPTEMBER 1, 2001	$426	4,263	$17,066	$(1,525)	$(415)	$15,552

Net income				1,355		1,355

Other comprehensive income:

Change in interest rate derivative, net of tax					(238)	(238)

Adjust minimum pension liability, net of tax					(106)	(106)

Issuance of common stock	2	17	24			26

BALANCES AT AUGUST 31, 2002	$428	4,280	$17,090	$(170)	$(759)	$16,589

(1)	Adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”

(2)	Total comprehensive income was $1,011, $460, and $2,816 for the fiscal years 2002, 2001 and 2000, respectively.

(3)	The components of accumulated other comprehensive income / (loss), net of tax, are as follows: August 31, 2002 — Interest rate derivative ($350) and Minimum Pension Liability ($409) September 1, 2001 — Interest rate derivative ($112) and Minimum Pension Liability ($303)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended

	August 31,	September 1,	September 2,
	2002	2001	2000

Cash flows from operating activities:

Net income	$1,355	$875	$2,565

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	875	986	1,096

Gain on disposal of property, plant and equipment	—	(14)	(173)

Deferred income taxes	209	(174)	(11)

Changes in assets and liabilities:

Accounts receivable	(666)	1,027	(5,205)

Inventories	168	3,166	(1,906)

Other assets	(217)	(474)	(5)

Trade accounts payable	2,025	(789)	1,049

Accrued liabilities	(164)	(915)	1,296

Accrued pension costs	220	743	(130)

Deferred compensation	(47)	(59)	(52)

Total adjustments	2,403	3,497	(4,041)

Net cash provided/(used) by operating activities	3,758	4,372	(1,476)

Cash flows provided/(used) by investing activities:

Capital expenditures	(406)	(566)	(479)

Proceeds from the disposal of property, plant and equipment	—	14	777

Net cash provided/(used) by investing activities	(406)	(552)	298

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)

	Years Ended

	August 31,	September 1,	September 2,
	2002	2001	2000

Cash flows provided/(used) by financing activities:

Borrowings from line-of-credit	$30,100	$25,800	$32,950

Payments on line-of-credit	(32,900)	(28,350)	(30,250)

Payments on long-term debt	(900)	(1,430)	(1,633)

Proceeds from stock options exercised	—	—	3

Net cash (used)/provided by financing activities	(3,700)	(3,980)	1,070

Decrease in cash	(348)	(160)	(108)

Cash — beginning of period	517	677	785

Cash — end of period	$169	$517	$677

Cash paid for:

Interest	$1,609	$2,118	$2,205

Income taxes	$126	$1,243	$1,274

Non cash Items:

Minimum pension liability	$106	$303	$251

Interest rate derivatives	$471	$113	$—

Stock grants	$26	$326	$207

See accompanying notes.

DMI FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

     The Company - The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (DMI or Company). All significant inter-company accounts and transactions have been eliminated. DMI Furniture, Inc. operates in one industry — the Company manufactures, imports, and sells residential, home office, and commercial office furniture. The Company has more than one operating segment which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Its principal distribution channels are multi-market furniture retailers, distributors, independent retailers, catalogers, and warehouse clubs located primarily throughout the United States. Fiscal year 2000 consists of a fifty-three week period ending the first Saturday in September. Fiscal years 2002 and 2001 presented in this report consist of fifty-two weeks.

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

     Consolidated Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

     Advertising - The Company expenses advertising-type costs as incurred as a component of selling, general and administrative expenses on the accompanying statements of operations. Advertising expense was approximately $1,175,000, $1,482,000 and $1,672,000 in fiscal 2002, 2001 and 2000 respectively.

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

     Impact of Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standard Boards (FASB) issued Statement No. 141, “Business Combinations;” Statement No. 142 “Goodwill and Other Intangible Assets;” and Statement No. 143, “Accounting for Asset Retirement Obligations.” In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

     Reclassifications of 2001 and 2000 Financial Statements - Certain reclassifications have been made to the September 1, 2001 and September 2, 2000 financial statements to conform to the August 31, 2002 classifications. These reclassifications had no effect on previously reported operations.

2. Long-term debt

     Long-term debt consists of the following:

	2002	2001

Economic Development Revenue Bonds; payable May 2003; weekly adjustable coupon interest rate (1.70% on 8/31/02) and payable monthly	$2,230,000	$2,230,000

Economic Development Revenue Bonds; payable October 2004; weekly adjustable coupon interest rate (1.70% on 8/31/02) and payable monthly	2,020,000	2,020,000

	2002	2001

Term note payable to bank; due in 52 monthly principal installments of $77,500 through 12/31/06;interest at prime+.50% (5.25%) or LIBOR+3.25% (5.00%)	1,471,000	1,171,000

Term note payable to bank refinanced into existing credit agreement October 23, 2001		1,200,000

$19,000,000 revolving master note payable to bank; interest at prime +.50% (5.25%) or LIBOR+3.25% (5.00%); expires December, 2002	14,600,000	17,400,000

	20,321,000	24,021,000

Less portion due within one-year	930,000	3,501,000

	$19,391,000	$20,520,000

     With respect to the term notes and revolving loan above, the Company has the option of borrowing based on prime rate + .50% or London Interbank Offered Rate (LIBOR) + 3.25%. As of August 31, 2002, $14 million of the revolving master note balance and $1.4 million of the term note were LIBOR priced.

     Substantially all assets are pledged to collateralize long-term debt. On August 31, 2002, the Company had $4,400,000 available under the formula for calculating its available borrowings.

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

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a fixed charge ratio, tangible net worth, and ratio of total funded debt to EBITDA, all as defined in the bank financing agreement. The financing agreement restricts the Company from, without prior written consent, redeeming or purchasing any of its outstanding capital stock; acquiring, merging or consolidating with any other business; paying dividends; and, acquiring capital assets in excess of the prior year depreciation. As of August 31, 2002 the Company is in compliance with each the aforementioned covenants.

     On October 30, 2002, the Company received a commitment from Bank One to extend the due date of the revolving master credit agreement through December 31, 2004. In addition, the

Bank has agreed to restructure certain covenants contained in the revolving master note payable and to provide increased borrowing capacity.

     The maximum availability under the revolving master note payable will be seasonally adjusted through December 31, 2004. The seasonal availability is reflected in the following tables.

Period	Maximum Availability

November 15, 2002- January 31, 2003	$23,000,000

February 1, 2003-July 31, 2003	$21,000,000

August 1, 2003-January 31, 2004	$23,000,000

February 1, 2004-July 31, 2004	$21,000,000

August 1, 2004-December 31, 2004	$23,000,000

     The aggregate maturities of long-term debt, after the restructuring discussed above, for the next five fiscal years and thereafter are as follows:

2003	$930,000

2004	$19,391,000

2005

2006

2007

Thereafter

$20,321,000

3. Lease commitments

     The Company leases certain of its facilities and equipment under operating leases. The leases generally require the Company to pay taxes, insurance, maintenance and utilities. Some of the leases contain renewal options.

     Future minimum lease payments at August 31, 2002 under these leases for fiscal years are as follows:

2003	$611,000

2004	304,000

2005	239,000

2006	105,000

2007

Thereafter

$1,259,000

     Rent expense under operating leases charged to operations during fiscal years 2002, 2001 and 2000 was $1,250,000, $1,038,000 and $1,114,000 respectively.

4. Commitments and contingencies

     The Company has entered into individual employment agreements with certain of its officers, which expire at various times through August 31, 2004. Certain of these agreements provide for lump sum payments in the event employment is terminated as a result of a change in ownership of the Company as defined in the agreements.

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

     The Company does not believe there is any litigation threatened against the Company, other than routine litigation arising out of the ordinary course of business, which is not expected to have a material effect on the financial position, results of operations and cash flows of the Company.

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

     Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been affected as follows. Because the method of accounting required by FASB No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

		2002	2001	2000

Net Income:	As reported	$1,355,000	$875,000	$2,565,000

	Proforma	1,305,000	730,000	2,504,000

Diluted earnings per common share:

	As reported	$0.31	$0.20	$0.60

	Proforma	0.30	0.17	0.59

     Stock options granted prior to February 22, 1994 were granted pursuant to the Amended Employee Incentive Stock Option Plan approved by stockholders in February 1989. In February 1994, the stockholders approved the 1993 Long Term Incentive Stock Plan For Employees under which the Company is authorized to issue options to selected key employees to acquire a maximum of 600,000 shares of its common stock in addition to option shares outstanding at the time of its adoption. On February 15, 2000 the maximum shares of common stock allowed to be issued was increased to 800,000 shares for the 1993 Long Term Incentive Stock Plan for Employees. The option price cannot be less than 100% of the fair market value of the stock at date of grant for Incentive Stock Options (or 110% for a 10% beneficial owner), and not less than 50% of the fair market value at date of grant for Non-Qualified Stock Options. Options vest at the cumulative rate of 33%, 67%, and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 31, 2002 follows:

	2002		2001		2000

	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding-beginning of year	1,010	$2.05	927	$1.98	922	$1.98

Granted	—	—	91	$2.75	5	$1.75

Expired	(72)	$2.38	(8)	$2.00	—	—

Outstanding-end of year	938	$2.03	1,010	$2.05	927	$1.98

Exercisable at end of year	881	$1.98	911	$1.97	885	$1.93

Weighted-average fair value of options granted during year		—		$1.48		$1.41

     Exercise prices for options outstanding as of August 31, 2002 ranged from $1.38 to $3.63. The weighted-average remaining contractual life of those options is 3.4 years.

     Included in the above option table are non-qualified options for 366,724 shares of common stock for $1.38 to $2.50 per share to certain employees/directors, which have a total option price of approximately $652,000. The options are immediately exercisable for up to ten years after the date of grant.

     The Company has a stock option plan under which the Company is authorized to issue options to non-employee directors to acquire a maximum of 160,000 shares of its common stock for options granted prior to March 15, 1998. A new plan was adopted effective March 15, 1998 authorizing the Company to issue options to non-employee directors to acquire a maximum of 100,000 shares of its common stock. The option price is the closing bid price for shares on NASDAQ on the date of grant. Options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. A summary of the option transactions during the three years ended August 31, 2002 follows:

	2002		2001		2000

	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding-beginning of year	56	$2.75	48	$2.85	41	$2.84

Granted	4	$1.59	9	$2.00	9	$2.69

Exercised	(1)	$1.38	—	—	—	—

Expired	(2)	$1.38	(1)	$1.19	(2)	$1.75

Outstanding-end of year	59	$2.69	56	$2.75	48	$2.85

Exercisable at end of year	46	$2.88	38	$2.84	32	$2.71

Weighted-average fair value of options granted during year		$0.79		$1.07		$2.17

     Exercise prices for options outstanding as of August 31, 2002 ranged from $1.56 to $4.00. The weighted-average remaining contractual life of those options is 6.3 years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000: expected volatility of 46%; risk-free interest rate of 2% for 2002 and 5% for fiscal 2001 and 2000; expected lives for options of 7 years; and expected dividend yield of zero percent based on the Company’s history of no dividend payments on common stock.

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

     Net pension costs for the defined benefit plan in fiscal 2002, fiscal 2001 and fiscal 2000 were computed as follows:

	2002	2001	2000

Service cost-benefits earned	$56,646	$48,837	$77,623

Interest costs of projected benefit obligation	244,522	238,597	230,881

Expected return on plan assets	(240,571)	(260,949)	(224,024)

Amortization of transition obligation	9,907	9,907	9,907

Amortization of unrecognized prior service cost	16,649	15,326	15,326

Recognized actuarial (gain)/loss	15,209	(1,189)	3,535

Net pension expense	$102,362	$50,529	$113,248

     The funded status of the defined benefit plan at August 31, 2002 and September 1, 2001 is shown below:

	2002	2001

Change in benefit obligation:

Benefit obligation at beginning of year	$3,642,758	$3,006,349

Service cost	56,646	48,837

Interest cost	244,522	238,597

Benefits paid	(303,594)	(194,917)

Actuarial (gain)/loss	(72,661)	543,892

Plan amendments	24,238	—

Benefit obligation at end of year	$3,591,909	$3,642,758

	2002	2001

Change in plan assets:

Fair value of plan assets at beginning of year	$2,900,061	$3,199,306

Actual loss on plan assets	(218,030)	(324,328)

Employer contributions	250,000	220,000

Benefits paid	(303,594)	(194,917)

Fair value of plan assets at end of year	$2,628,437	$2,900,061

	2002	2001

Reconciliation of funded status:

Funded status	($963,472)	($742,697)

Unrecognized actuarial (gain)/loss	1,077,722	706,991

Unrecognized transition (asset)/obligation	79,250	89,157

Unrecognized prior service cost	202,170	194,581

Net amount recognized at year-end	$395,670	$248,032

	2002	2001

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	$395,670	$248,032

Accrued benefit liability	(963,472)	(742,697)

Intangible asset	281,420	283,738

Accumulated other comprehensive income	682,052	458,959

Net amount recognized at year end	$395,670	$248,032

Other comprehensive income attributable to change in additional minimum liability recognition	$223,093	$458,959

Weighted-average assumption as of:	8/31/2002	9/1/2001

Discount rate	7.00%	7.00%

Expected long-term rate of return on plan assets	8.25%	8.25%

     The Company has defined contribution 401(k) retirement plans for salaried and hourly personnel. Costs charged to operations in fiscal 2002, fiscal 2001 and fiscal 2000 for these plans were approximately $162,000, $179,000 and $173,000, respectively.

     The Company had a non-qualified deferred compensation plan that was terminated for all non-retired executive participants during fiscal 1989. The present value of future payments under the plan accrued at August 31, 2002 and September 1, 2001 is approximately $70,000 and $117,000, respectively. Plan costs charged to operations were approximately $6,000 in fiscal 2002, $12,000 in fiscal 2001, and approximately $24,000 in fiscal 2000.

7. Income taxes

     The tax effect of each temporary basis difference and carry forward that gives rise to significant deferred tax assets and deferred tax liabilities as of August 31, 2002 and September 1, 2001 is as follows (in thousands):

	2002	2001

Accumulated tax depreciation of property and equipment in excess of book depreciation	($457)	($633)

Net operating loss carry forward	101	—

Various accruals and reserves	1,181	1,309

Inventory	210	199

Other	3	21

Net deferred tax asset	$1,038	$896

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. Based on this belief and the Company’s historical and current pre-tax earnings as well as its expectations for the future, management believes it is more likely than not that the Company will realize its deferred tax assets. As a result, no valuation allowance was required as of August 31, 2002 and September 1, 2001. Further, except for the effects of the reversal of net deductible temporary differences, the Company is not currently aware of any factors that would cause significant differences between taxable income and pre-tax book income in future years.

     Income tax expense consisted of the following (in thousands):

	Twelve Months Ended
	Aug. 31, 2002	Sep. 1, 2001	Sep. 2, 2000

Currently payable, federal	$216	$848	$1,561

Currently payable, state	54	0	0

Deferred	209	(174)	(11)

Total	$479	$674	$1,550

     The deferred tax provision excludes the impact of deferred taxes associated with the minimum pension liability. The minimum pension liability is charged directly to equity net of tax.

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Twelve Months Ended
	Aug. 31, 2002	Sep. 1, 2001	Sep. 2, 2000

Tax at 34% statutory rate	$642	$527	$1,409

State income taxes (net of federal benefit)	(143)	105	141

Other	(20)	42	0

Income Taxes	$479	$674	$1,550

8. Other information

     Inventories — Inventories are summarized below (in thousands):

	2002	2001

Finished Products	$14,669	$13,301

Work in Process	428	576

Raw Materials	2,380	3,768

Total	$17,477	$17,645

     Accrued liabilities — Accrued liabilities are summarized below (in thousands):

Description	2002	2001

Property, payroll and other taxes	$886	$683

Payroll, bonuses and commissions	1,802	1,773

Plant closing reserve (note 11)	—	120

Interest	64	—

Other	255	397

Total	$3,007	$2,973

9. Quarterly financial data (unaudited)

(in thousands of dollars except per share amounts)
	First	Second	Third	Fourth
Fiscal 2002	Quarter	Quarter	Quarter	Quarter	Year

Net Sales	$25,266	$22,205	$25,154	$28,231	$100,856

Gross Profit	4,337	3,724	4,498	4,535	17,094

Net Income	327	67	373	588	1,355

Diluted earnings per common Share (1)	$0.08	$0.02	$0.09	$0.14	$0.31

	First	Second	Third	Fourth
Fiscal 2001	Quarter	Quarter	Quarter	Quarter(2)	Year

Net Sales	$34,162	$22,810	$24,810	$24,546	$106,328

Gross Profit	6,706	3,495	4,264	3,407	17,872

Net Income/(loss)	1,128	46	82	(381)	875

Diluted earnings per common Share (1)	$0.26	$0.01	$0.02	($0.09)	$0.20

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

(2)  See Note 11.

10. Major customers and sources of supply

     The Company’s five largest customers accounted for approximately 30%, 44% and 49% of the Company’s total sales in fiscal 2002, fiscal 2001 and fiscal 2000 respectively. One customer accounted for approximately 15%, 28% and 32% of the Company’s total net sales in fiscal 2002, fiscal 2001 and fiscal 2000 respectively. The loss of one or more of these customers could have a materially adverse effect on the business. As of August 31, 2002 and September 1, 2001, one customer accounted for approximately 13% and 30% respectively, of total accounts receivable. The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers.

     The Company’s total sales of imported product were 74%, 64% and 62% for fiscal 2002, fiscal 2001 and fiscal 2000 respectively. The Company designs the majority of the furniture it purchases from foreign factories and actively participates in the production and quality control process. The Company maintains administrative offices in China and Thailand to manage the quality control, production process and other supply chain functions. The Company maintains small amounts of finished goods inventories in China at a vendor provided warehouse. An unanticipated interruption in the flow of products from one or more of the overseas factories could have a short-term material adverse effect on the Company’s results of operations.

11. Plant closing and restructuring

     During the fourth quarter of fiscal 2001, the Company committed to discontinue the manufacturing of promotional bedroom furniture during the first quarter of fiscal 2002. The Company believes the decline in aggregate demand for fully assembled promotional bedroom furniture and excess industry capacity prevent this product line from recovering the costs of manufacturing, including the cost of capital. The Company does not anticipate the trend reversing. As a result, the Company, during the fourth quarter of fiscal 2001, recorded a pre-tax charge of $775,000 for the expected cost of discontinuing the production of promotionally priced bedroom furniture. The charge included book provisions of approximately $575,000 for reducing certain inventory items to estimated net realizable value. The inventory charge representing a permanent inventory basis reduction was recorded as a separate component of cost of sales. An $80,000 charge for expected losses relating to un-collectible accounts receivable was charged to bad debt expense, a component of selling, general, and administrative expenses. A $120,000 charge for severance pay, which is called for under Company policy, relates to the termination of certain salaried and support staff personnel, and was charged to restructuring costs in the statements of operations.

     During the fourth quarter of fiscal 1999, management committed to permanently close its Ferdinand, Indiana furniture manufacturing plant during fiscal 2000. During the fourth quarter of fiscal 1999, the Company recorded a pre-tax charge of $600,000 for the expected costs of closing the above-mentioned plant. As of May 27, 2000 the Company had completed the shut down of the Ferdinand, Indiana plant. During the third quarter of fiscal 2000, the Company recognized a $166,000 gain on the sales of assets. The Company also recorded a $125,000 plant closing reserve credit in the second fiscal quarter of fiscal 2000, as plant-closing costs were less than anticipated.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted the new Statement effective September 3, 2000 and recorded $194,000 as a cumulative effect of a change in accounting principle. As a result, the Company has recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately ($584,000) as of August 31, 2002 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

     The Company as of August 31, 2002 has interest rate swaps in the nominal amount of approximately $14.4 million, which are used to reduce the risk of interest rate movements for a portion of its long-term debt. The market value of the swaps is approximately a $584,000 liability.

14. Source and Supply of Labor

     The Company employs approximately 240 employees, of whom approximately 99 are covered by a collective bargaining contract, which expires March 31, 2004.

15. Earnings Per Common Share

	(Amounts in thousands
	except earnings per share amounts)

	2002	2001	2000

Net Income	$1,355	$875	$2,565

Average common shares outstanding	4,279	4,221	4,103

Common stock equivalents-dilutive options	58	144	171

Average shares of common stock and equivalents outstanding	4,337	4,365	4,274

Basic earnings per share (Net income divided by average common shares outstanding)	$0.32	$0.21	$0.63

Diluted earnings per share (Net income divided by average shares of common stock and equivalents outstanding)	$0.31	$0.20	$0.60

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

Part III.

Item 10. DIRECTORS AND EXCUTIVE OFFICERS OF THE PARTICIPANT

     The information under the heading “Election of Directors” is incorporated by reference from the Company’s definitive proxy statement on Schedule 14A for its annual meeting of stockholders scheduled for December 19, 2002 (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

     The information under the heading “Executive Compensation” is incorporated by reference from the Proxy Statement.

     The following table sets forth information relating to the Company’s equity compensation plan and arrangements.

	Equity Compensation Plan
	A	b	c
			Number of Securities
			remaining available for
			future issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities reflected in
	outstanding options	outstanding options	column (a))

Equity compensation plans approved by stockholders:

Employee plans (1)	667,437	$2.18	314,123

Plan for independent directors (2)	59,000	$2.69	64,000

Equity compensation arrangements not approved by stockholders:

Equity compensation for executive officers (3)	366,724	$1.78	0

(1)	1993 Long Term Incentive Stock Plan for Employees and 1988 Stock Option Plan for Employees.

(2)	1998 Stock Option Plan for Independent Directors and 1988 Non Employee Director Stock Option Program.

(3)	These stock options were issued to executive officers in lieu of stock grants that were earned under the terms of prior employment agreements. None of the Company’s current employment agreements with executive officers provide for grants of stock or stock options. The options granted under this arrangement expire at various times during the next three years.

III-1

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading “Principal Holders of Voting Securities” is incorporated by reference from the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 14. DISCLOSURE CONTROLS AND PROCEDURES

     The Company’s management has evaluated the effectiveness of the design and operation of disclosure controls and procedures within 90 days of the filing date of this annual report. Based on the results of the evaluation, the Company’s chief executive officer and its chief financial officer have concluded that these controls and procedures are effective. In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company, under the Exchange Act, is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

III-2

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

The financial statements required by Sections 14(a) 1 and 2 and 14(d) are included under Item 8.

The exhibits required by Item 14(a) 3 are listed on the index to Exhibits.

Schedules required by Item 14(d) follow the certification pages.

Item 14(b). REPORTS ON FORM 8-K

None.

IV-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DATED:	November 7, 2002	DMI FURNITURE, INC.

By:/s/Donald D. Dreher President, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/Joseph G. Hill Joseph G. Hill	Executive Vice President, Operations and Director	November 7, 2002

/S/Phillip J. Keller Phillip J. Keller	Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer	November 7, 2002

/S/Thomas M. Levine. Thomas M. Levine	Director	November 7, 2002

/S/David Martin David Martin	Director	November 7, 2002

/S/W. Howard Armistead W. Howard Armistead	Director	November 7, 2002

/S/Daniel H. Abramowitz Daniel H. Abramowitz	Director	November 7, 2002

/S/Donald D. Dreher Donald D. Dreher	President, Chief Executive Officer, Chairman of the Board and Director	November 7, 2002

IV-2

CERTIFICATIONS

Certification of Chief Executive Officer

     I, Donald D. Dreher, certify that:

     1.     I have reviewed this annual report on Form 10-K of DMI Furniture, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/Donald D. Dreher President, Chief Executive Officer, Chairman of the Board and Director

Certification of Chief Financial Officer

I, Phillip J. Keller, certify that:

     1.     I have reviewed this annual report on Form 10-K of DMI Furniture, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/Phillip J. Keller Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer

DMI FURNITURE, INC.
SCHEDULE II

		Additions
		Charged/
	Balance at	(credited)	Charge-offs	Balance
	Beginning	to Costs and	Net of	at End
Description	of Period	Expenses	Recoveries	of Period

Allowance for doubtful accounts:

Year ended September 2, 2000	$175,000	$207,000	$181,000	$201,000

Year ended September 1, 2001	$201,000	$614,000	$188,000	$627,000

Year ended August 31, 2002	$627,000	$510,000	$937,000	$200,000

Restructuring Charges:

Year ended September 2, 2000	$600,000	$(125,000)	$475,000	$—

Year ended September 1, 2001	$—	$120,000	$—	$120,000

Year ended August 31, 2002	$120,000	$—	$120,000	$—

Item 14(a)3. EXHIBITS

10-K
Page No.

*	(3	)(a)	Restated Certificate of Incorporation

*******		(b)	Bylaws

*	(4	)(a)	Restated Certificate of Incorporation

*******		(b)	Bylaws

********	(10	)(a)	1988 Stock Option Plan for Employees

*****		(b)	Non-employee Director Stock Option Program

*****		(c)	Form of Indemnification Agreement

		(d)	Extension and Renewal of Employment Agreement dated April 26, 2000 between DMI Furniture, Inc. and Donald D. Dreher	E-1-E-6

DMI Furniture, Inc.

*****		(e)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated June 1, 1994

*****		(f)	1993 Long Term Incentive Stock Plan for Employees

*****		(g)	Stock Compensation and Deferral Plan for Outside Directors

*****		(h)	Loan Agreement between City of Huntingburg, Indiana and DMI Furniture, Inc. dated as of October 1, 1993

		(i)	Extension and Renewal of Employment Agreement as of September 1, 2001 between DMI Furniture, Inc. and Joseph G. Hill	E-7-E-11

*****		(j)	1998 Stock Option Plan For Independent Directors

****		(k)	Amended and Restated Credit Agreement dated October 23, 2001 between Bank One, NA and DMI Furniture, Inc.

		(l)	First Amendment to Amended and Restated Credit Agreement dated January 3, 2002 between Bank One, NA and DMI Furniture, Inc	E-12-E17

		(m)	Second Amendment to Amended and Restated Credit Agreement dated March 29, 2002 between Bank One, NA and DMI Furniture, Inc	E-18-E23

	(21)		List of subsidiaries	E-24

	(23)		Consent of Deloitte & Touche LLP to incorporation of audit report into S-8 registration statements	E-25

	99	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-26

	99	(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-27

*	Incorporated by reference to Registration No. 333-5246

***	Incorporated by reference to Proxy Statement dated February 20, 1998.

****	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 1, 2001

*****	Incorporated by reference to Form 10-Q for the fiscal quarter ended November 30, 1999.

******	Incorporated by reference to Form 10-Q for the fiscal quarter ended May 27, 2000.

*******	Incorporated by reference to Form 8-K dated September 6, 2000.

********	Incorporated by reference to Registration Number 33-64188

*********	Incorporated by reference to Form 10-K for the fiscal year ended September 2, 2000.