Form 10-Q
period 2002-11-30
DMI FURNITURE INC
filed 2003-01-06
CIK 225261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the quarter ended November 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the last practicable date.

Class	Outstanding at November 30, 2002

Common Stock, Par Value $0.10 per Share	4,290,378

INDEX

Page

Part I. Financial Information
Consolidated Balance Sheets – November 30, 2002 and August 31, 2002	3, 4
Consolidated Statements of Operations - Three Months Ended November 30, 2002 and December 1, 2001	5
Consolidated Statements of Cash Flows – Three Months Ended November 30, 2002 and December 1, 2001	6, 7
Consolidated Statement of Stockholders’ Equity - Three Months Ended November 30, 2002	8
Notes to Consolidated Financial Statements	9 -12
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
Part II. Other Information	19-23

Index to exhibits

10.	(a) Second Amended and Restated Credit Agreement

99.	(a) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DMI FURNITURE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	November 30,	August 31,
ASSETS	2002	2002

Current assets:
Cash	$286	$169
Accounts receivable (net of allowances of $200 on Nov. 30, 2002 and $200 on Aug 31, 2002)	17,299	17,530
Inventories	21,945	17,477
Other current assets	1,223	447
Current portion of deferred income taxes	1,304	1,058

Total current assets	42,057	36,681

Property, plant and equipment, at cost:
Land	655	655
Buildings and improvements	8,815	8,815
Machinery and equipment	7,404	7,404
Leasehold improvements	513	513
Assets held for disposition	377	377
Construction in progress	148	45

	17,912	17,809
Less accumulated depreciation	9,263	8,920

Net property, plant and equipment	8,649	8,889

Other assets	900	797

Total assets	$51,606	$46,367

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Continued)

	(Unaudited)
	November 30,	August 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2002	2002

Current liabilities:
Trade accounts payable	$8,041	$4,813
Accrued liabilities	3,218	3,007
Long-term debt due within one year	930	930

Total current liabilities	12,189	8,750

Long-term liabilities:
Long-term debt	20,467	19,391
Accrued pension costs	963	963
Deferred compensation	74	70
Deferred income taxes	298	20
Other long-term liabilities	584	584

Total long-term liabilities	22,386	21,028

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.10 par value, 9,600,000 shares authorized, 4,290,378 shares outstanding (4,280,379 on Aug. 31, 2002)	429	428
Additional paid-in capital	17,107	17,090
Retained earnings/(deficit)	254	(170)
Accumulated other comprehensive loss	(759)	(759)

Total stockholders’ equity	17,031	16,589

Total liabilities and stockholders’ equity	$51,606	$46,367

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)

	Three months ended

	November 30,	December 1,
	2002	2001

Net sales	$25,994	$25,266
Cost of sales	21,762	20,929

Gross profit	4,232	4,337
Margin	16.3%	17.2%
Selling, general and administrative expenses	3,183	3,374

% of sales	12.2%	13.4%
Operating profit	1,049	963

Margin	4.0%	3.8%
Other income (expense):
Interest expense	(409)	(425)
Other income (expense)	3	(2)

	(406)	(427)

Income before income taxes	643	536
Provision for income taxes	(219)	(209)

Net income	$424	$327

Earnings per common share:
Basic	$0.10	$0.08

Diluted	$0.10	$0.08

Average common and equivalent shares outstanding	4,307	4,320

See accompanying notes.

DMI FURNITURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended
	November 30,	December 1,
	2002	2001

Cash flows from operating activities:
Net income	$424	$327
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	342	226
Deferred income taxes	32	58
Changes in assets and liabilities:
Accounts receivable	231	2,936
Inventories	(4,468)	(881)
Other assets	(879)	48
Trade accounts payable	3,228	(252)
Accrued liabilities	229	40
Accrued pension costs	—	(30)
Deferred compensation	4	(13)

Total adjustments	(1,281)	2,132

Net cash provided/(used) by operating activities	(857)	2,459

Cash flows used by investing activities:
Capital expenditures	(101)	(126)

Net cash used by investing activities	(101)	(126)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Three months ended
	November 30,	December 1,
	2002	2001

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	$7,608	$6,750
Payments on line-of-credit	(6,300)	(9,150)
Payments on long-term debt	(233)	(202)

Net cash (used)/provided by financing activities	1,075	(2,602)

Increase/(decrease) in cash	117	(269)
Cash - beginning of period	169	517

Cash - end of period	$286	$248

Cash paid for:
Interest	$433	$412

Income taxes	$111	$45

Non cash Items:
Interest rate derivatives	$—	$(126)

Stock grants	$18	$25

See accompanying notes.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (1)
(Amounts in thousands)
Three months ended November 30, 2002
(Unaudited)

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings/	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss) (2)	Total

Balances at August 31, 2002	$428	4,280	$17,090	$(170)	$(759)	$16,589
Net income				424		424
Issuance of common stock	1	10	17			18

Balances at November 30, 2002	$429	4,290	$17,107	$254	$(759)	$17,031

(1)	Total comprehensive income for the three months ended November 30, 2002 was $424.

(2)	The components of accumulated other comprehensive income/(loss), net of tax are as follows: November 30, 2002 - Interest rate derivative ($350) and Minimum Pension Liability ($409)

See accompanying notes.

Notes to Consolidated Financial Statements

(1) Financial Statements and Organization

The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at November 30, 2002 and for the three months ended November 30, 2002 and December 1, 2001 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 2003 fiscal year.

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

The specific useful lives of property, plant, and equipment are as follows:

Building and Leasehold Improvements	8 - 35 yrs.
Machinery and Equipment	3 - 15 yrs.

For the three months ended November 30, 2002, comprehensive income is essentially equal to net income. For the three months ended December 1, 2001, comprehensive income is approximately $126,000 less than net income due to fluctuations in the fair market value of the Company’s derivative instruments pursuant to SFAS 133 (see note 7).

(2) Income Taxes

Income tax expense consisted of the following (in thousands):

	Three Months Ended
	November 30, 2002	December 1, 2001

Current	$187	$151
Deferred	32	58

Total	$219	$209

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended
	November 30, 2002	December 1, 2001

Tax at 34% statutory rate	$237	$186
State income taxes net of federal benefit	19	11
Other	(37)	12

Income Taxes	$219	$209

(3) Earnings Per Common Share

	In thousands, except per share amounts
	Three Months Ended
	November 30, 2002	December 1, 2001

Net Income	$424	$327

Average common shares outstanding	4,284	4,273
Common stock equivalents-dilutive options	23	47

Average shares of common stock and equivalents outstanding	4,307	4,320

Basic earnings per share (Net income divided by average common shares outstanding)	$0.10	$0.08

Diluted earnings per share (Net income divided by average shares of common stock and equivalents outstanding)	$0.10	$0.08

(4) Inventories

Inventories were comprised of the following at November 30, 2002 and August 31, 2002:

	November 30, 2002	August 31, 2002

Finished Products	$18,996,000	$14,669,000
Work in Process	383,000	428,000
Raw Materials	2,566,000	2,380,000

Total	$21,945,000	$17,477,000

(5) Long Term Debt

The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of November 30, 2002 the Company was in compliance with all debt covenants.

On November 22, 2002, the Company entered into a Second Amended and Restated Credit Agreement with Bank One, NA and Fifth Third Bank, Kentucky, Inc. The amended agreement extends the due date of the revolving master credit agreement through December 31, 2004. The new agreement provides increased borrowing capacity to meet working capital needs and provides financing to fund the 1993 and 1994 economic development bonds, due in October 2003 and May 2004 respectively. In addition, the Banks have restructured certain covenants contained in the revolving master note payable.

The maximum availability under the revolving note payable will be seasonally adjusted through December 31, 2004. The seasonal availability is reflected in the following tables.

Period	Maximum Availability
November 15, 2002- January 31, 2003	$23,000,000
February 1, 2003-July 31, 2003	$21,000,000
August 1, 2003-January 31, 2004	$23,000,000
February 1, 2004-July 31, 2004	$21,000,000
August 1, 2004-December 31, 2004	$23,000,000

(6) Major Customers and Sources of Supply

The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 34% of the Company’s total sales for the three months ended November 30, 2002, as compared to 33% of total sales for the three months ended December 1, 2001. One customer accounted for approximately 17% of the Company’s total sales for the three months ended November 30, 2002, as compared to 20% of total sales for the three months ended December 1, 2001. The loss of one or more of the largest five customers could have a material adverse effect on the business of the Company. As of November 30, 2002 one customer accounted for approximately 23% of total accounts receivable, as compared to 17% of accounts receivable as of December 1, 2001.

For the three months ended November 30, 2002 approximately 78% of the Company’s total sales were of imported product. For the three months ended December 1, 2001, approximately 66% of the Company’s total sales were of imported product. The Company sources these products from various factories in Asia both directly and through agents, utilizing primarily Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7) Derivative & Hedging Activities

The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The notional principal amounts of the outstanding interest rates swaps were approximately $14.2 million at November 30, 2002. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results.

The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair market values of the swaps are approximately $584,000 as of November 30, 2002 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

Preliminary Note Regarding Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business as of January 6, 2003. The forward-looking statements relate to overall business conditions during the next fiscal quarter that ends on March 1, 2003. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Factors that realistically could cause results to differ materially from those in the forward-looking statements include the cyclical and seasonal nature of the furniture market; the availability and cost of raw materials and labor; availability, terms and deployment of capital; labor actions or other events that disrupt the flow of goods from off-shore manufacturing sources; merchandising decisions by one or more of the Company’s major customers that adversely affect their decision to purchase and the dollar volume of their purchases of the Company’s furniture products; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; general conditions in the capital markets or in the general economy; demographic changes that affect consumer purchases of furniture; competition; and other factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations; below, in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s FY 2002 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any of its forward-looking statements to reflect events or circumstances occurring after the date on which such statement is made.

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

RESULTS OF OPERATIONS

Overview

The Company’s revenue and profitability increased during the first quarter of 2003 when compared to the first quarter of fiscal 2002 due to continued strong performances at the Company’s Wynwood and Home Styles divisions. Reduced corporate spending and the availability of high quality used furniture have hurt the Company’s Office and Desk divisions. Included in last year’s first quarter results were $1.6 million of promotional bedroom sales, which were discontinued during last year’s first quarter. Increased volume, lower selling general and administrative costs and lower interest costs contributed to an increase in net income over the prior year’s first quarter. Net Income for the three months ended November 30, 2002 was $424,000 or $0.10 per share versus $327,000 or $0.08 per share for the three months ended December 1, 2001.

A majority of the Company’s imported merchandise flows through Pacific coast ports of entry. The contract between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union (ILWU) expired on July 1, 2002. Contract negotiations between labor and management came to an impasse in early October 2002 and the ports were closed for 10 days. The Federal government sought and received a court ordered injunction to re-open the ports under the Taft Hartly Act of 1949. The injunction created an 80-day cooling off period that reopened the ports and started the flow of merchandise through the Pacific coast ports. On November 23, 2002 the PMA and the ILWU reached a tentative agreement. The union caucus has recommend support for the new contract and voting to ratify the contract is expected in January 2003. The effects of the temporary port closings on the West Coast had a minimal impact on the revenues for the quarter and resulted in a slight increase in freight costs.

Results of Operations

Revenue – The Company’s revenues increased $728,000 during the first quarter of fiscal 2003 when compared to the first quarter of fiscal 2002. The increase in revenues during the quarter was the result of continued strong performances by our Wynwood and Home Styles divisions. Revenues for the three months ended November 30, 2002 at the Wynwood and Homes Styles divisions increased approximately 60% and 18%, respectively over the prior year’s first quarter. The increase in revenues at the Wynwood and Home Styles divisions is the result of a broadening distribution base and the successful introduction of several new products over the past few quarters. Revenues at the DMI Desk and Commercial Office divisions decreased 20% and 10%, respectively, over the prior year’s first quarter.

Gross Margin - The Company’s gross margin in the first quarter of fiscal 2003 was approximately $4.2 million or 16.3% compared to $4.3 million or 17.2% in the first quarter of fiscal 2002. The decrease in gross margin dollars was the result of operating inefficiencies at our domestic manufacturing plants and slightly higher freight costs due to the disruption in the flow of products following the port closing on the west coast.

Selling, General and Administrative (S, G&A) Expense - For the first quarter of fiscal 2003, S, G&A expense totaled $3,183,000 or 12.2% of sales compared to $3,374,000 or 13.4% of sales for the first fiscal quarter of 2002. The decrease in S, G&A expenses was the result of cost containment initiatives partially offset by higher sales commissions and design royalties due to the higher sales levels.

Operating Profit – For the first quarter of fiscal 2003, operating profit was $1,049,000 or 4.0% of sales, compared to $963,000 or 3.8% of sales for the first quarter of fiscal 2002. The increase in operating profit was the result of the factors discussed above.

Interest Expense - For the first quarter of fiscal 2003, interest expense was $409,000 compared to $425,000 for the first quarter of fiscal 2002. The decrease in borrowing costs was primarily the result of lower overall debt levels.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Demands for funds relate to payments for raw materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs depends on the collection of accounts receivable and its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 60 days for the first three months of fiscal 2003 and 62 days for the first three months of fiscal 2002. The decrease in day’s sales outstanding resulted from the Company’s offering fewer sales promotions with extended payment terms. The Company’s inventory turnover averaged 4.2 for the three months ended November 30, 2003 compared to 3.6 for the first three months of fiscal 2002. The increase average inventory turnover for the current year was primarily the result of the elimination of obsolete inventory relating to the Company’s Dolly Madison Bedroom division.

Key elements of the Consolidated Statements of Cash Flows:

	Three months ended
	November 30, 2002	December 1, 2001

Net cash provided/(used) by operating activities	$(857,000)	$2,459,000
Net cash used by investing activities	(101,000)	(126,000)

Net cash flows provided/(used) by operating and investing activities	$(958,000)	$2,333,000
Net cash provided/(used) by financing activities	1,075,000	(2,602,000)

Net change in cash	$117,000	$(269,000)

During the three months ended November 30, 2002, the Company used $857,000 of cash from operations due to the increased levels of inventories for anticipated second quarter sales. For the three months ended December 1, 2001 the Company generated cash from operations of $2,459,000, primarily from the collection of accounts receivables. The operating cash flows used in the current year are less than the previous year primarily due to increased levels of inventory. Investing activities used approximately $101,000 for routine capital expenditures during the first three months of fiscal 2003, compared to $126,000 used during the first three months of fiscal 2002, also for routine capital expenditures. Financing activities generated $1,075,000 during the three months ended November 30, 2002 as the Company borrowed funds to pay for increased working capital needs. During the three months ended December 1, 2001 financing activities used $2,602,000 to pay down the Company’s revolving master note payable.

On November 22, 2002, the Company entered into a Second Amended and Restated Credit Agreement with Bank One, NA and Fifth Third Bank, Kentucky, Inc. The amended agreement extends the due date of the revolving master credit agreement through December 31, 2004. The new agreement provides increased borrowing capacity to meet working capital needs and provides financing to fund the 1993 and 1994 economic development bonds, due in October 2003 and May 2004 respectively. In addition, the Banks have restructured certain covenants contained in the revolving master note payable.

The maximum availability under the revolving note payable will be seasonally adjusted through December 31, 2004. The seasonal availability is reflected in the following tables.

Period	Maximum Availability
November 15, 2002- January 31, 2003	$23,000,000
February 1, 2003-July 31, 2003	$21,000,000
August 1, 2003-January 31, 2004	$23,000,000
February 1, 2004-July 31, 2004	$21,000,000
August 1, 2004-December 31, 2004	$23,000,000

The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of November 30, 2002 the Company was in compliance with all banking covenants.

The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standard Board (FASB) issued Statement No. 142 “Goodwill and Other Intangible Assets” and Statement No. 143, “Accounting for Asset Retirement obligations”. In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Adoption of these statements on September 1, 2002 did not have an effect on the results of operations or financial position of the Company. In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company does not anticipate the adoption of these statements will have a significant effect on its results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At November 30, 2002, a hypothetical 100 basis points increase in short term interest rates would result in a reduction of approximately $72,000 in annual pretax earnings. This estimate assumes no change in the volume or composition of debt at November 30, 2002. The Company has effectively fixed the interest rates on approximately $14.4 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of November 30, 2002 the fair market value of these swaps is a liability of approximately $584,000. (See Note 7)

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the design and operation of disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on the results of the evaluation, the Company’s chief executive officer and its chief financial officer have concluded that these controls and procedures are effective. In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on December 19, 2002 at which security holders; (a) elected six directors for the ensuing year and (b) ratified the appointment of Deloitte Touche LLP as auditors for the 2003 fiscal year.

Results of the voting in connection with these items were as follows:

Election of Directors

	For	%	Against	%
Donald D. Dreher	3,588,292	99.0	30,562	1.0
Joseph G. Hill	3,603,149	99.5	15,705	0.5
Thomas M. Levine	3,603,192	99.5	15,662	0.5
David M. Martin	3,603,192	99.5	15,662	0.5
W. Howard Armistead	3,603,192	99.5	15,662	0.5
Joseph S. Chalfant	3,588,292	99.0	30,562	1.0

Ratification of Accountants

	For	%	Against	%	Abstain	%
Deloitte Touche LLP	3,614,224	99.9	1,587	0.0	3,043	0.0

There were 3,618,854 shares of Common Stock represented in person or by proxy at the meeting constituting 84.5% of the 4,280,378 shares of Common Stock outstanding

PART VI. EXHIBITS AND REPORTS ON FORM 8-K.

The financial statements required by Sections 14(a) 1 and 2 and 14(d) are included under Item 8.

The exhibits required by Item 6(a) are listed on the index to Exhibits.

Schedules required by Item 6(b) follow the certification pages.

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DATED: January 6, 2003	DMI FURNITURE, INC.

By:/S/Phillip J. Keller

Vice President, Finance,
Chief Financial Officer,
Treasurer, and Principal
Accounting Officer President

CERTIFICATIONS

Certification of Chief Executive Officer

I, Donald D. Dreher, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of DMI Furniture, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/S/Donald D. Dreher

President, Chief
Executive Officer, Chairman
of the Board and Director

Certification of Chief Financial Officer

I, Phillip J. Keller, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of DMI Furniture, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/Phillip J. Keller

Vice President, Finance,
Chief Financial Officer,
Treasurer, and Principal
Accounting Officer