Form 10-Q
period 2003-03-01
DMI FURNITURE INC
filed 2003-04-09
CIK 225261

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the quarter ended March 1, 2003

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______to ______

Commission file number 0-4173

DMI FURNITURE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-0678467
(State of incorporation)	(IRS employer ID number)

One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222
(Address of principal executive offices)

Registrant’s telephone number with area code:  (502) 426-4351

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes         No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date. 4,293,786 shares outstanding at March 1, 2003.

Part I. Financial Information	Page

Consolidated Balance Sheets – March 1, 2003 and August 31, 2002	3, 4
Consolidated Statements of Operations — Three and Six Months Ended March 1, 2003 and March 2, 2002	5
Consolidated Statements of Cash Flows – Six Months Ended March 1, 2003 and March 2, 2002	6, 7
Consolidated Statement of Stockholders’ Equity — Six Months Ended March 1, 2003	8
Notes to Consolidated Financial Statements	9 -12
Forward looking statement	13
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20
Part II. Other Information	21-27
Index to exhibits

10.	(a) First Amendment to the Second Amended and Restated Credit Agreement

99.	(a) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	March 1,	August 31,
ASSETS	2003	2002

Current assets:
Cash	$241	$169
Accounts receivable (net of allowances of $220 on Mar. 1, 2003 and $200 on Aug 31, 2002)	18,246	17,530
Inventories	25,174	17,477
Other current assets	467	447
Current portion of deferred income taxes	1,554	1,058

Total current assets	45,682	36,681

Property, plant and equipment, at cost:
Land	655	655
Buildings and improvements	8,815	8,815
Machinery and equipment	7,397	7,404
Leasehold improvements	516	513
Assets held for disposition	63	377
Construction in progress	872	45

	18,318	17,809
Less accumulated depreciation	9,108	8,920

Net property, plant and equipment	9,210	8,889

Other assets	520	797

Total assets	$55,412	$46,367

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Continued)

	(Unaudited)
	March 1,	August 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

Current liabilities:
Trade accounts payable	$5,778	$4,813
Accrued liabilities	3,699	3,007
Long-term debt due within one year	1,064	930

Total current liabilities	10,541	8,750

Long-term liabilities:
Long-term debt	25,399	19,391
Accrued pension costs	963	963
Deferred compensation	78	70
Deferred income taxes	260	20
Other long-term liabilities	687	584

Total long-term liabilities	27,387	21,028

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.10 par value, 9,600,000 shares authorized, 4,293,786 shares outstanding (4,280,379 on Aug. 31, 2002)	429	428
Additional paid-in capital	17,113	17,090
Retained earnings/(deficit)	1,002	(170)
Accumulated other comprehensive loss	(1,060)	(759)

Total stockholders’ equity	17,484	16,589

Total liabilities and stockholders’ equity	$55,412	$46,367

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)

	(Unaudited)
	Three months ended		Six months ended

	March 1,	March 2,	March 1,	March 2,
	2003	2002	2003	2002

Net sales	$30,015	$22,205	$56,009	$47,471
Cost of sales	24,694	18,481	46,456	39,410

Gross profit	5,321	3,724	9,553	8,061
Margin	17.7%	16.8%	17.1%	17.0%
Selling, general and administrative expenses	3,668	3,223	6,851	6,597

% of sales	12.2%	14.5%	12.2%	13.9%
Operating profit	1,653	501	2,702	1,464

Margin	5.5%	2.3%	4.8%	3.1%
Other income (expense):
Interest expense	(486)	(378)	(895)	(803)
Other income (expense)	(26)	(17)	(23)	(19)

	(512)	(395)	(918)	(822)

Income before income taxes	1,141	106	1,784	642
Provision for income taxes	(393)	(39)	(612)	(248)

Net income	$748	$67	$1,172	$394

Earnings per common share:
Basic	$0.17	$0.02	$0.27	$0.09

Diluted	$0.17	$0.02	$0.27	$0.09

Average common and equivalent shares outstanding	4,390	4,308	4,349	4,314

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six months ended
	March 1,	March 2,
	2003	2002

Cash flows from operating activities:
Net income	$1,172	$394
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	595	455
(Gain)/loss on sale of fixed assets	16	—
Deferred income taxes	(256)	269
Changes in assets and liabilities:
Accounts receivable	(716)	3,657
Inventories	(7,697)	(73)
Other assets	19	(11)
Trade accounts payable	965	120
Accrued liabilities & other long term liabilities	756	(1,362)
Accrued pension costs	—	(80)
Deferred compensation	8	(32)

Total adjustments	(6,310)	2,943

Net cash provided/(used) by operating activities	(5,138)	3,337

Cash flows used by investing activities:
Capital expenditures	(859)	(184)
Proceeds for the sale of property, plant & equipment	107	—

Net cash used by investing activities	(752)	(184)

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Continued)
(Unaudited)

	Six months ended
	March 1,	March 2,
	2003	2002

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	$15,259	$13,200
Payments on line-of-credit	(8,708)	(16,150)
Payments on long-term debt	(589)	(513)

Net cash (used)/provided by financing activities	5,962	(3,463)

Increase/(decrease) in cash	72	(310)
Cash — beginning of period	169	517

Cash — end of period	$241	$207

Cash paid for:
Interest	$981	$803

Income taxes	$636	$94

Non cash Items:
Minimum pension liability (net of tax)	$(238)	$—

Interest rate derivatives (net of tax)	$(63)	$(123)

Stock grants	$24	$23

Assets acquired under capital lease	$180	$—

DMI FURNITURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (1)
(Amounts in thousands)
Six months ended March 1, 2003
(Unaudited)

		Number of			Accumulated
		Common	Additional	Retained	Other
	Common	Shares	Paid-In	Earnings/	Comprehensive
	Stock	Outstanding	Capital	(Deficit)	Income/(loss) (2)	Total

Balances at August 31, 2002	$428	4,280	$17,090	$(170)	$(759)	$16,589
Net income				1,172		1,172
Other comprehensive income:
Change in fair market value of interest rate derivatives (net of tax)					(63)	(63)
Additional minimum pension liability (net of tax)					(238)	(238)
Issuance of common stock	1	14	23			24

Balances at March 1, 2003	$429	4,294	$17,113	$1,002	$(1,060)	$17,484

(1)	Total comprehensive income for the six months ended March 1, 2003 was $1,109
(2)	The components of accumulated other comprehensive income/(loss), net of tax are as follows: March 1, 2003 — Interest rate derivative ($413) and Minimum Pension Liability ($647)

See accompanying notes.

Notes to Consolidated Financial Statements

(1)	Financial Statements and Organization

     The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. (“Company”). The financial statements included herein at March 1, 2003 and for the three and six months ended March 1, 2003 and March 2, 2002 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

     The specific useful lives of property, plant, and equipment are as follows:

Building and Leasehold Improvements	8 — 35 yrs.
Machinery and Equipment	3 — 15 yrs.

     For the six months ended March 1, 2003, comprehensive income is approximately $63,000 less than net income. For the six months ended March 2, 2002, comprehensive income is approximately $123,000 less than net income. The differences between net income and comprehensive income are due to fluctuations in the fair market value of the Company’s derivative instruments pursuant to SFAS 133 (see note 7).

(2)	Income Taxes

	Income tax expense consisted of the following (in thousands):
	Three Months Ended		Six Months Ended
	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Current	$523	$(213)	$710	$(62)
Deferred	(130)	252	(98)	310

Total	$393	$39	$612	$248

     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Tax at 34% statutory rate	$369	$36	$606	$222
State income taxes net of federal
benefit	67	3	86	(21)
Other	(43)	0	(80)	47

Income Taxes	$393	$39	$612	$248

(3)	Earnings Per Common Share

	In thousands, except per share amounts

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Net Income	$748	$67	$1,172	$394

Average common shares outstanding	4,294	4,280	4,289	4,277
Common stock equivalents-dilutive options	96	28	60	37

Average shares of common stock and equivalents outstanding	4,390	4,308	4,349	4,314

Basic earnings per share (Net Income divided by average common shares outstanding)	$0.17	$0.02	$0.27	$0.09

Diluted earnings per share (Net income divided by average shares of common stock and equivalents outstanding)	$0.17	$0.02	$0.27	$0.09

(4)	Inventories

     Inventories were comprised of the following at March 1, 2003 and August 31, 2002:

	In thousands

	March 1, 2003	August 31, 2002

Finished Products	$22,122	$14,669
Work in Process	359	428
Raw Materials	2,693	2,380

Total	$25,174	$17,477

(5)	Long Term Debt

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of March 1, 2003 the Company was in compliance with all debt covenants.

     On November 22, 2002, the Company entered into a Second Amended and Restated Credit Agreement with Bank One, NA and Fifth Third Bank, Kentucky, Inc. The new agreement extended the due date of the revolving master credit agreement through December 31, 2004, increased borrowing capacity to meet working capital needs, and provides financing to fund the 1993 and 1994 economic development bonds, due in October 2003 and May 2004 respectively.

     On January 24, 2003, the Company amended its credit agreement to remove the seasonal adjustment to the revolving note payable and increases its import letter of credit facility. The maximum availability under the revolving master note payable is $26,000,000 through December 31, 2004.

(6)	Major Customers and Sources of Supply

     The Company’s customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company’s five largest customers accounted for approximately 29% and 33% of the Company’s total sales for the three and six months ended March 1, 2003, as compared to 31% of total sales for the three and six months ended March 2, 2002. One customer accounted for approximately 10% and 13% of the Company’s total sales for the three and six months ended March 1, 2003, as compared to 13% and 16% of total sales for the three and six months ended March 2, 2002. The loss of one or more of the largest five customers could have a material adverse effect on the business of the Company. As of March 1, 2003, one customer accounted for approximately 12% of total accounts receivable, as compared to 10% of accounts receivable as of March 2, 2002.

     For the six months ended March 1, 2003, approximately 80% of the Company’s total sales were of imported product. For the six months ended March 2, 2002, approximately 69% of the Company’s total sales were of imported product. The Company sources these products from various factories in Asia both directly and through agents, utilizing primarily Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company’s results of operations.

(7)	Derivative & Hedging Activities

     The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company’s variable rate debt. The notional principal amounts of the outstanding interest rates swaps were approximately $13.9 million at March 1, 2003. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results.

     The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps are approximately ($687,000) as of March 1, 2003 and are reflected as other long-term liabilities on the accompanying balance sheet.

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

Preliminary Note Regarding Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other portions of this report includes forward-looking statements about the Corporation and its business as of April 10, 2003. The forward-looking statements relate to overall business conditions during the next fiscal quarter that ends on May 31, 2003. For this purpose, the use of words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These “forward-looking statements” reflect the Company’s current expectations regarding operating and financial performance and are based upon data available at the time of the statements. Actual results could differ materially from the Company’s expectations due to the risks and uncertainties specific to the DMI Furniture, Inc., the markets we service and the overall health of the economy.

Risks and uncertainties specific to DMI Furniture, Inc. and the markets we service include the cyclical and seasonal nature of the furniture market; changes in fashion or tastes that adversely affect consumer perception of the Company’s furniture products; merchandising decisions by one or more of the Company’s major customers that adversely affect the dollar volume of their purchases of the Company’s products; competition from other furniture manufacturers and distributors, many of which have substantially greater sales and economic resources.

The Company also faces risks associated with events that adversely affect the availability and cost of materials and labor to manufacture and source the Company’s products, interrupt the flow of product from one of the Company’s off-shore manufacturing sources, restrict the availability and terms of financing options, or affect the volatility of actuarially determined amounts and related loss estimates relating to pension liabilities.

Other general risks include the overall health of the US economy; political or economic instability in markets from which we source our products, new legislation and governmental regulation, or any adverse economic or operating disruptions from a terrorist attack, war or risk of war.

Other factors that could adversely affect the results of operations are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations below, in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s FY 2002 Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any of its forward-looking statements to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies, Estimates and Judgments

     DMI Furniture Inc.’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments including those related to revenue recognition, allowances for doubtful accounts, inventory valuation allowances, useful lives of property, plant and equipment, derivative contracts, pension benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or complexity.

     Allowances for doubtful accounts—The Company maintains an allowance for doubtful accounts for estimated losses that might result from its customers failing to make required payments. The Company bases its allowances on assumptions about the likelihood of recovery of accounts receivable based on past experience and current collection trends. If economic or specific industry trends deteriorate such that the Company’s estimates no longer reflect reasonable expectations, the Company would increase its allowance for doubtful accounts by recording additional expense.

     Pension benefits—The amounts recognized in the financial statements related to pension benefits are determined on actuarial assumptions, the calculation of which requires many assumptions. A significant assumption used in determining the Company’s net pension cost is the expected long-term rate of return on plan assets. Based on input from the Company’s actuarial firm, the Company assumed an expected long-term rate of return on plan assets of 8.25% for fiscal 2002 and 2001. Another significant estimate that affects the Company’s pension cost is the discount rate used in the annual actuarial valuation of pension benefit. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. Based on input from the Company’s actuarial firm, the Company assumed a discount rate of 7% in fiscal 2002 and 2001. To the extent the assumed discount rate decreases the Company would have to record additional expense.

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

RESULTS OF OPERATIONS

Overview

     The Company’s revenue and profitability increased significantly during the second quarter of fiscal 2003 in comparison to the second quarter of fiscal 2002 due to continued strong performances at the Company’s Wynwood and Home Styles divisions. The Company’s revenue for the three months ended March 1, 2003 increased approximately 35% over the three months ended March 2, 2002. As a result of the increased volume the Company’s net income for the three months ended March 1, 2003 was $748,000 or $0.17 cents per share versus $67,000 or $0.02 cents per share for the three months ended March 2, 2002.

     The Company’s expects the operating environment in the third quarter to be difficult due to decline in consumer confidence over the last couple of months, the general softness throughout the economy and the war in the Middle East. Accordingly, the Company expects to experience a significant decline in both revenue and operating results for the third fiscal quarter as compared to the third fiscal quarter of fiscal 2002.

     During the fourth quarter of fiscal 2003, the Company may incur a charge to other comprehensive income if a reduction in the discount rate used in determining the Company’s pension benefit obligations occurs. Due to the many factors involved in the actuarial calculation, the Company cannot quantify the impact the change in rate would have on its estimated pension plan liability.

     On February 1, 2003 a new six-year contract between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union (ILWU) that expired on July 1, 2002 became effective. A majority of the Company’s imported merchandise flows through Pacific coast ports of entry and during the first quarter the ports were closed for 10 days due to a breakdown in contract negations between management and labor. The port closings had a minimal impact on the revenues and resulted in a slight increase in freight costs during the Company’s first quarter.

Results of Operations

     Revenue – The Company’s revenues increased $7.8 million or 35% during the three months ended March 1, 2003 when compared to the three months ended March 2, 2002. The increase in revenues during the quarter was the result of continued strong performances by the Company’s Wynwood and Home Styles divisions. Revenues for the three months ended March 1, 2003 at the Wynwood and Homes Styles divisions increased approximately 54% and 27%, respectively over the prior year’s second quarter. The increase in revenues at the Wynwood and Home Styles divisions are the result of a broadening distribution base and the successful introduction of several products over the past few quarters. The Company’s Commercial Office division increased revenue 5% over the prior year’s second quarter.

     Net sales for the six months ended March 1, 2003 increased approximately $8.5 million dollars or 18% when compared to the six months ended March 2, 2002. The increase in sales for the six months ended March 1, 2003 was the result of the strong performances by the Company’s Wynwood and Home Styles divisions. Sales at the Company’s Wynwood and Home Styles divisions were up 34% and 23%, respectively over the comparable period from a year ago. Reduced U.S. business spending and the availability of high quality used office furniture due to corporate downsizing have hurt the Company’s Commercial Office division. Sales from the Commercial Office division were down 3.3% for the six months ended March 1, 2003 when compared to the six months ended March 2, 2002. Included in revenue for the six months ended March 2, 2002, was $1.8 million of promotional bedroom sales, which ended when the Company discontinued manufacturing these products during the first quarter of fiscal 2002.

     Gross Margin — The Company’s gross margin in the three months ended March 1, 2003 was approximately $5.3 million or 17.7% compared to $3.7 million or 16.8% for the three months ended March 2, 2002. The increase in gross margin dollars was the result of increased volume offsetting operating inefficiencies at the Company’s domestic manufacturing plants. The operating inefficiencies are expected to continue due to the continued softness in the markets for commercial office furniture.

     The Company’s gross margin for the six months ended March 1, 2003 was $9.6 million or 17.1% compared to $8.1 million or 17% for the six months ended March 2, 2002. The increase in gross margin dollars was primarily the result of increased sales volumes offsetting operating inefficiencies at the Company’s domestic manufacturing plants and slightly higher freight costs during the first quarter due to the temporary disruption in the flow of products following the port closings on the west coast.

     Selling, General and Administrative (S,G&A) Expense — For the three months ended March 1, 2003, S,G&A expense totaled $3.7 million or 12.2% of sales compared to $3.2 million or 14.5% of sales for the three months ended March 2, 2002. The increase in S,G&A expenses was the result of increased commissions and royalties due to the higher overall sales volume. The decline in S,G & A expense as a percent of sales is due to the relatively fixed nature of the majority of S,G &A expenses.

     For the six months ended, March 1, 2003, S,G&A expenses were $6.9 million or 12.2% of sales compared to $6.6 million or 13.9% of sales for the six months ended March 2, 2002. The increase in S,G&A expenses was the result of increased commission and royalties due to the higher sales levels, partially offset by cost containment initiatives.

     Operating Profit – For the three months ended March 1, 2003, operating profit was $1,653,000 or 5.5% of sales compared to $501,000 or 2.3% of sales for the three months ended March 2, 2002. The increase in operating profit was the result of the factors discussed above.

     For the six months ended March 1, 2003, operating profit was $2,702,000 or 4.8% of sales compared to $1,464,000 or 3.1% of sales for the six months ended March 2, 2002. The increase in operating profit was the result of the factors discussed above.

     Interest Expense — For the three months ended March 1, 2003, interest expense was $486,000 compared to $378,000 for the three months ended March 1, 2002. The increase in interest expense was primarily the result of higher overall debt levels to fund working capital required to support a higher volume of sales.

     For the six months ended March 1, 2003, interest expense was $895,000 compared to $803,000 for the six months ended March 1, 2002. The increase in interest expense was primarily the result of higher overall debt levels during the second quarter to fund working capital required to support a higher volume of sales.

     During the second quarter, the Company received notification that its actuarial firm had revised the presentation of the Company’s minimum pension liability as of August 31, 2002. This caused the Company to reclassify $396,000 from other assets to other comprehensive income, net of tax, during the second quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Demands for funds relate to payments for materials and other operating costs, debt obligations, and capital expenditures. The Company’s ability to generate cash adequate to meet short and long-term needs depends on the collection of accounts receivable and its ability to borrow funds. The Company’s days sales outstanding of accounts receivable averaged 56 days for the first six months of fiscal 2003 and 63 days for the first six months of fiscal 2002. The decrease in day’s sales outstanding resulted from the Company offering fewer sales promotions with extended payment terms. The Company’s inventory turnover averaged 4.0 for the six months ended March 1, 2003 compared to 3.6 for the first six months of fiscal 2002. The increase average inventory turnover for the current year was primarily the result of the increased sales volume and the elimination of obsolete inventory relating to the Company’s Dolly Madison Bedroom division. The overall increase in inventory levels is primarily due to the introduction of new furniture groups and additional inventory to support the increased sales levels.

Key elements of the Consolidated Statements of Cash Flows:

	In thousands

	Six months ended,	Six months ended
	March 1, 2003	March 2, 2002

Net cash provided/(used) by operating activities	$(5,138)	$3,337
Net cash used by investing activities	(752)	(184)

Net cash flows provided/(used) by operating and investing activities	$(5,890)	$3,153
Net cash provided/(used) by financing activities	5,962	(3,463)

Net change in cash	$72	$(310)

     During the six months ended March 1, 2003, the Company used $5,138,000 of cash from operations due to investments in inventory and accounts receivable during the period. For the six months ended March 2, 2002 the Company generated cash from operations of $3,337,000, primarily from the collection of accounts receivables. Investing activities used approximately $859,000 for leasehold improvements at the Company’s Highpoint market space and routine capital expenditures during the first six months of fiscal 2003, off set by proceeds of $107,000 from the sale of certain assets held for disposition. For the first six months of fiscal 2002 the Company used $184,000 for routine capital expenditures. Financing activities generated $5,962,000 during the six months ended March 1, 2003 as the Company borrowed funds to pay for increased working capital needs. During the six months ended March 2, 2002 the Company used $3,463,000 to pay down its revolving master note payable.

     On November 22, 2002, the Company entered into a Second Amended and Restated Credit Agreement with Bank One, NA and Fifth Third Bank, Kentucky, Inc. The new agreement extended the due date of the revolving master credit agreement through December 31, 2004, increased borrowing capacity to meet working capital needs, and provides financing to fund the 1993 and 1994 economic development bonds, due in October 2003 and May 2004 respectively.

     On January 24, 2003, the Company amended its credit agreement to remove the seasonal adjustment to the revolving note payable and increase its import letter of credit facility. The maximum availability under the revolving master note payable is $26,000,000 through December 31, 2004. As of March 31, 2003 the Company had $4.0 million available on the revolving credit facility.

     The Company’s bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of March 1, 2003 the Company was in compliance with all banking covenants.

     The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standard Board (FASB) issued Statement No. 142 “Goodwill and Other Intangible Assets” and Statement No. 143, “Accounting for Asset Retirement obligations”. In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Adoption of these statements on September 1, 2002 did not have an effect on the results of operations or financial position of the Company. In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123.” The Company does not anticipate the adoption of this statement will have a significant effect on its results of operations or financial position. In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The Company has not determined whether the adoption of these interpretations will have a significant effect on its results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 1, 2003, a hypothetical 100 basis points increase in short term interest rates would decrease annual pre tax earnings by approximately $124,000, assuming no change in the volume or composition of debt at March 1, 2003. The Company has effectively fixed the interest rates on approximately $13.9 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of March 1, 2003 the fair value of these swaps is a liability of approximately $687,000. (See Note 7)

DISCLOSURE CONTROLS AND PROCEDURES

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

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company, under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DATED: April 9, 2003	DMI FURNITURE, INC.

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/Phillip J. Keller Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer