Form 10-Q
period 2003-05-31
DMI FURNITURE INC
filed 2003-07-01
CIK 225261

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the quarter ended May 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number 0-4173

DMI FURNITURE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	41-0678467 (IRS employer ID number)
One Oxmoor Place, 101 Bullitt Lane, Louisville, Kentucky 40222 (Address of principal executive offices)

Registrant's telephone number with area code: (502) 426-4351

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding as of May 31, 2003: 4,293,786.

        Common Stock, Par Value $0.10 per Share

Index to exhibits

10.	(a) Second Amendment to the Second Amended and Restated Credit Agreement
(b) Third Amendment to the Second Amended and Restated Credit Agreement
99.	(a) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DMI FURNITURE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$195	$169
Accounts receivable (net of allowances of $176 on May 31, 2003 and $200 on August 31, 2002)	14,042	17,530
Inventories	27,680	17,477
Other current assets	800	447
Current portion of deferred income taxes	1,770	1,058

Total current assets	44,487	36,681

Property, plant and equipment, at cost:
Land	655	655
Buildings and improvements	8,815	8,815
Machinery and equipment	7,419	7,404
Leasehold improvements	1,363	513
Assets held for disposition	63	377
Construction in progress	102	45

	18,417	17,809
Less accumulated depreciation	9,347	8,920

Net property, plant and equipment	9,070	8,889

Other assets	603	797

Total assets	$54,160	$46,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,245	$4,813
Accrued liabilities	4,193	3,007
Long-term debt due within one year	1,017	930

Total current liabilities	8,455	8,750

Long-term liabilities:
Long-term debt	25,894	19,391
Accrued pension costs	963	963
Deferred compensation	83	70
Deferred income taxes	263	20
Other long-term liabilities	703	584

Total long-term liabilities	27,906	21,028

Commitments and Contingencies
Stockholders' equity:
Common stock, $0.10 par value, 9,600,000 shares authorized, 4,293,786 shares outstanding (4,280,379 on August 31, 2002)	429	428
Additional paid-in capital	17,113	17,090
Retained earnings/(deficit)	1,326	(170)
Accumulated other comprehensive loss	(1,069)	(759)

Total stockholders' equity	17,799	16,589

Total liabilities and stockholders' equity	$54,160	$46,367

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands (except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Net sales	$22,622	$25,154	$78,631	$72,625
Cost of sales	17,907	20,656	64,363	60,066

Gross profit	4,715	4,498	14,268	12,559
Margin	20.8%	17.9%	18.1%	17.3%
Selling, general and administrative expenses	3,733	3,500	10,584	10,097

% of sales	16.5%	13.9%	13.5%	13.9%
Operating profit	982	998	3,684	2,462

Margin	4.3%	4.0%	4.7%	3.4%
Other income (expense):
Interest expense	(482)	(380)	(1,377)	(1,183)
Other income (expense)	(1)	1	(24)	(18)

	(483)	(379)	(1,401)	(1,201)

Income before income taxes	499	619	2,283	1,261
Provision for income taxes	(175)	(246)	(787)	(494)

Net income	$324	$373	$1,496	$767

Earnings per common share:
Basic	$0.08	$0.09	$0.35	$0.18

Diluted	$0.07	$0.09	$0.34	$0.18

Average common and equivalent shares outstanding	4,398	4,363	4,365	4,330

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended
	May 31, 2003	June, 1 2002
Cash flows from operating activities:
Net income	$1,496	$767
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	828	680
Loss on sale of fixed assets	24	—
Deferred income taxes	(469)	497
Changes in assets and liabilities:
Accounts receivable	3,488	1,657
Inventories	(10,203)	162
Other assets	(397)	(182)
Trade accounts payable	(1,568)	986
Accrued liabilities & other long term liabilities	1,257	(777)
Accrued pension costs	—	(90)
Deferred compensation	13	(28)

Total adjustments	(7,027)	2,905

Net cash provided/(used) by operating activities	(5,531)	3,672

Cash flows used by investing activities:
Capital expenditures	(959)	(289)
Proceeds from the sale of property, plant & equipment	107	—

Net cash used by investing activities	(852)	(289)

Cash flows provided/(used) by financing activities:
Borrowings from line-of-credit	$18,158	$21,400
Payments on line-of-credit	(10,958)	(24,300)
Payments on long-term debt	(791)	(745)

Net cash (used)/provided by financing activities	6,409	(3,645)

Increase/(decrease) in cash	26	(262)
Cash—beginning of period	169	517

Cash—end of period	$195	$255

Cash paid for:
Interest	$1,316	$1,152

Income taxes	$636	$94

Non cash Items:
Minimum pension liability (net of tax)	$(238)	$—

Interest rate derivatives (net of tax)	$(72)	$(111)

Stock grants, previously expensed	$24	$26

Assets acquired under capital lease	$180	$—

See accompanying notes.

DMI FURNITURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(1)
(Amounts in thousands)
Nine months ended May 31, 2003
(Unaudited)

	Common Stock	Number of Common Shares Outstanding	Additional Paid-In Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(loss)(2)	Total
Balances at August 31, 2002	$428	4,280	$17,090	$(170)	$(759)	$16,589
Net income				1,496		1,496
Other comprehensive income:
Change in fair market value of interest rate derivatives (net of tax)					(72)	(72)
Additional minimum pension liability (net of tax)					(238)	(238)
Issuance of common stock	1	14	23			24

Balances at May 31, 2003	$429	4,294	$17,113	$1,326	$(1,069)	$17,799

(1)
Total comprehensive income for the nine months ended May 31, 2003 was $1,186.

(2)
The components of accumulated other comprehensive income/(loss), net of tax are as follows:

  May 31, 2003—Interest rate derivative ($422) and Minimum Pension Liability ($647)

See accompanying notes.

Notes to Consolidated Financial Statements

(1)    Financial Statements and Organization

        The consolidated financial statements include DMI Furniture, Inc. and its wholly owned subsidiary, DMI Management, Inc. ("Company"). The financial statements included herein at May 31, 2003 and for the three and nine months ended May 31, 2003 and June 1, 2002 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods covered herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

        The specific useful lives of property, plant, and equipment are as follows:

Building and Leasehold Improvements	8-35 yrs.
Machinery and Equipment	3-15 yrs.

        For the nine months ended May 31, 2003, comprehensive income is approximately $310,000 less than net income. For the nine months ended June 1, 2002, comprehensive income is approximately $111,000 less than net income. The differences between net income and comprehensive income are due to fluctuations in the fair market value of the Company's derivative instruments pursuant to SFAS 133 (see note 7) and changes in the Company's minimum pension liability.

(2)    Income Taxes

        Income tax expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Current	$547	$59	$1,256	$(3)
Deferred	(372)	187	(469)	497

Total	$175	$246	$787	$494

        The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Tax at 34% statutory rate	$247	$246	$853	$468
State income taxes net of federal benefit	(82)	0	4	(21)
Other	10	0	(70)	47

Income Taxes	$175	$246	$787	$494

(3)    Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
	In thousands, except per share amounts
Net Income	$324	$373	$1,496	$767

Average common shares outstanding	4,294	4,280	4,290	4,278
Common stock equivalents-dilutive options	104	83	75	52

Average shares of common stock and equivalents outstanding	4,398	4,363	4,365	4,330

Basic earnings per share (Net Income divided by average common shares outstanding)	$0.08	$0.09	$0.35	$0.18

Diluted earnings per share (Net income divided by average shares of common stock and equivalents outstanding)	$0.07	$0.09	$0.34	$0.18

(4)    Inventories

        Inventories were comprised of the following at May 31, 2003 and August 31, 2002:

	May 31, 2003	August 31, 2002
	In thousands
Finished Products	$26,145	$14,669
Work in Process	354	428
Raw Materials	1,181	2,380

Total	$27,680	$17,477

(5)    Long Term Debt

        The Company's bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of May 31, 2003, the Company was in compliance with all debt covenants.

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

        On January 24, 2003, the Company amended its credit agreement to remove the seasonal adjustment for calculating the maximum amount available under the revolving note payable and increased its import letter of credit facility.

        On May 30, 2003, the Company amended its credit agreement to increase the maximum outstanding debt under the revolving master credit agreement by $2 million. The maximum availability under the revolving note payable is $28 million through December 31, 2004.

(6)    Major Customers and Sources of Supply

        The Company's customers include large furniture chain store retailers, wholesale clubs, catalog retailers, and independent distributors, as well as numerous smaller retailers. The Company's five largest customers accounted for approximately 26% and 29% of the Company's total sales for the three and nine months ended May 31, 2003, as compared to 31% and 35% of total sales for the three and nine months ended June 1, 2002. One customer accounted for approximately 17% and 12% of the Company's total sales for the three and nine months ended May 31, 2003, as compared to 16% of total sales for both the three and nine months ended June 1, 2002. The loss of one or more of the largest five customers could have a material adverse effect on the business of the Company. As of May 31, 2003, one customer accounted for approximately 18% of total accounts receivable, as compared to 17% of accounts receivable as of June 1, 2002.

        For the nine months ended May 31, 2003, approximately 78% of the Company's total sales were of imported product. For the nine months ended June 1, 2002, approximately 73% of the Company's total sales were of imported product. The Company sources these products from various factories in Asia both directly and through agents, utilizing primarily Company developed designs. The Company maintains showrooms, production offices and quality control organizations in China and Thailand. An unanticipated interruption in the flow of products from one or more of these factories could have a short-term material adverse effect on the Company's results of operations.

(7)    Derivative & Hedging Activities

        The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to the Company's variable rate debt. The notional principal amounts of the outstanding interest rate swaps were approximately $13.1 million at May 31, 2003. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company's policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results.

        The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps are a liability of approximately ($703,000) as of May 31, 2003 and are reflected as other long-term liabilities on the accompanying balance sheet.

(8)    Fair Value of Financial Instruments

        The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company's debt instruments approximated the book value because substantial portions of the underlying instruments are variable rate notes that re-price frequently.

(9)    Stock Options

        The Company has two stock option plans, the 1993 Long Term Incentive Stock Plan for Employees (Employee Plan) and the 1998 Stock Option Plan for Independent Directors (Director Plan). Options under both plans are issued at market price on the day of the grant. The Employee Plan options vest at the cumulative rate of 33%, 67% and 100% on the first three anniversaries of the date of grant and expire ten years from date of grant. The maximum shares of common stock allowed to be issued under the Employee Plan are 800,000 shares and there are currently 360,623 available to issue. The Director Plan options vest at the cumulative rate of 50% and 100% on the first two anniversaries of the date of grant and expire ten years from date of grant. The maximum shares of common stock allowed to be issued under the Director Plan are 100,000 shares and there are currently 55,000 available to issue.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been affected as shown in the following table. Because the method of accounting required by FASB No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	For the three months ended		For the nine months ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Net Income:
As Reported	$324,000	$373,000	$1,496,000	$767.000
Compensation expense related to Company Stock Option Plans determined using fair value method	16,000	27,000	44,000	36,000

Proforma	$308,000	$346,000	$1,452,000	$731,000
Diluted earnings per common share:
As Reported	$0.07	$0.09	$0.34	$0.18
Compensation expense related to Company Stock Option Plans determined using fair value method	0.00	0.00	0.01	0.01

Proforma	$0.07	$0.09	$0.33	$0.17

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the nine months ended May 31, 2003 and June 1, 2002; expected volatility of 73% for 2003 and 46% for 2002; risk-free interest rate of 2.9% for 2003 and 2% for fiscal 2002; expected lives for options of 7 years; and expected dividend yield of zero percent based on the Company's history of no dividend payments on common stock.

Note Regarding Forward-Looking Statements

        The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the other portions of this report includes forward-looking statements about the Corporation and its business as of July 1, 2003. The forward-looking statements relate to overall business conditions during the next fiscal quarter that ends on August 30, 2003. For this purpose, the use of words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These "forward-looking statements" reflect the Company's current expectations regarding operating and financial performance and are based upon data available at the time of the statements. Actual results could differ materially from the Company's expectations due to the risks and uncertainties specific to DMI Furniture, Inc., the markets we service and the overall health of the economy.

        Risks and uncertainties specific to DMI Furniture, Inc. and the markets we service include the cyclical and seasonal nature of the furniture market; changes in fashion or tastes that adversely affect consumer perception of the Company's furniture products; merchandising decisions by one or more of the Company's major customers that adversely affect the dollar volume of their purchases of the Company's products; and competition from other furniture manufacturers and distributors, many of which have substantially greater sales and economic resources.

        The Company also faces risks associated with events that adversely affect the availability and cost of materials and labor to manufacture and source the Company's products, interrupt the flow of product from one of the Company's off-shore manufacturing sources, restrict the availability and terms of financing options, or affect the volatility of actuarially determined amounts and related loss estimates relating to pension liabilities.

        Other general risks include the overall health of the US economy; political or economic instability in markets from which we source our products, new legislation and governmental regulation, or any adverse economic or operating disruptions from a terrorist attack, war or risk of war.

        Other factors that could adversely affect the results of operations are identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's fiscal year 2002 Annual Report on Form 10-K, and in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements included in this report speak only as of the date on which they are made. The Company undertakes no obligation to update any of its forward-looking statements to reflect events or circumstances occurring after the date on which such statement is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies, Estimates and Judgments

        DMI Furniture Inc.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments including those related to revenue recognition, allowances for doubtful accounts, inventory valuation allowances, useful lives of property, plant and equipment, derivative contracts, pension benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment or complexity.

        Allowances for doubtful accounts—The Company maintains an allowance for doubtful accounts for estimated losses that might result from its customers failing to make required payments. The Company bases its allowances on assumptions about the likelihood of recovery of accounts receivable based on past experience and current collection trends. If economic or specific industry trends deteriorate such that the Company's estimates no longer reflect reasonable expectations, the Company would increase its allowance for doubtful accounts by recording additional expense.

        Inventory valuation—Inventories are valued at the lower of cost or market. Inventory costs are determined on a first-in, first-out basis using a standard costing system. Standards are adjusted as necessary to ensure standard costs approximate actual cost. Inventory values are reduced for the amount of inventory on hand which has been identified as slow moving or obsolete. Factors which could result in an increase in the reserve for slow moving inventory include an overall deterioration in the economy, changes in merchandising decisions by a major customer or changes in fashion or tastes that adversely affect consumer perception of the Company's furniture products.

        Pension benefits—The amounts recognized in the financial statements related to pension benefits are determined on actuarial assumptions, the calculation of which requires many assumptions. A significant assumption used in determining the Company's net pension cost is the expected long-term rate of return on plan assets. Based on input from the Company's actuarial firm, the Company assumed an expected long-term rate of return on plan assets of 8.25% for fiscal 2002 and 2001. Another significant estimate that affects the Company's pension cost is the discount rate used in the annual actuarial valuation of pension benefits. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. Based on input from the Company's actuarial firm, the Company assumed a discount rate of 7% in fiscal 2002 and 2001. To the extent the assumed discount rate decreases, the Company would have to record additional expense.

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

RESULTS OF OPERATIONS

Overview

        The Company's revenue and profitability decreased during the third quarter of fiscal 2003 in comparison to the third quarter of fiscal 2002. The decline in revenue, which is consistent with previous statements, reflects overall softness throughout the economy and uncertainty created by the war in the Middle East. The Company's revenue for the three months ended May 31, 2003 decreased approximately 10% over the three months ended June 1, 2002. As a result of increased selling, general and administration costs and lower sales volume, the Company's net income for the three months ended May 31, 2003 was $324,000 or $0.07 cents per share versus $373,000 or $0.09 cents per share for the three months ended June 1, 2002.

        Although there are positive signs that point to the return of consumer confidence and increased corporate spending, the Company cannot predict when order levels will pick up and expects the operating environment in the fourth quarter to continue to be difficult. In addition to the present sluggish economy, the shipment levels in fourth quarter of fiscal 2002 were the highest in the Company's history. Accordingly, the Company expects to experience a significant decline in both revenue and operating results for the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002.

        During the fourth quarter of fiscal 2003, the Company may incur a charge to other comprehensive income if a reduction in the discount rate used in determining the Company's pension benefit obligations occurs. Due to the many factors involved in the actuarial calculation, the Company cannot quantify the impact the change in rate would have on its estimated pension plan liability.

        On February 1, 2003 a new six-year contract between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union (ILWU) that expired on July 1, 2002 became effective. A majority of the Company's imported merchandise flows through Pacific coast ports of entry and during the first quarter of fiscal 2003 the ports were closed for 10 days due to a breakdown in contract negations between management and labor. The port closings had a minimal impact on the revenues and resulted in a slight increase in freight costs during the Company's first quarter.

Results of Operations

        Revenue—The Company's revenues decreased $2.5 million or 10% during the three months ended May 31, 2003 when compared to the three months ended June 1, 2002. The decrease in revenues during the quarter was primarily the result of lower shipments from the Company's Wynwood division. The lower shipments from the Wynwood division follow four consecutive quarters of double-digit growth. Revenues for the three months ended May 31, 2003 at the Company's three divisions, Wynwood Homes Styles and Commercial Office, decreased approximately 13%, 1% and 3%, respectively, over the prior year's third quarter.

        Net sales for the nine months ended May 31, 2003 increased approximately $6 million dollars or 8% when compared to the nine months ended June 1, 2002. The increase in sales for the nine months ended May 31, 2003 was the result of the strong performances by the Company's Wynwood and Home Styles divisions. Sales at the Company's Wynwood and Home Styles divisions were each up 16% over the comparable period a year ago. Reduced U.S. business spending and the availability of high quality used office furniture due to corporate downsizing have hurt the Company's Commercial Office division. Sales from the Commercial Office division were down 3% for the nine months ended May 31, 2003 when compared to the nine months ended June 1, 2002. Included in revenue for the nine months ended June 1, 2002, was $1.8 million of promotional bedroom sales, which ended when the Company discontinued manufacturing these products during the first quarter of fiscal 2002.

        Gross Margin—The Company's gross margin for the three months ended May 31, 2003 was approximately $4.7 million or 20.8% compared to $4.5 million or 17.9% for the three months ended June 1, 2002. The improvement in gross margin was primarily the result of lower overhead structure at the Company's domestic manufacturing facilities and controls on discretionary spending.

        The Company's gross margin for the nine months ended May 31, 2003 was $14.3 million or 18.1% compared to $12.6 million or 17.3% for the nine months ended June 1, 2002. The increase in gross margin dollars was primarily the result of increased sales volumes and the lower overhead structure at the Company's domestic manufacturing facilities offsetting slightly higher freight costs during the first quarter due to the temporary disruption in the flow of products following the port closings on the west coast.

        Selling, General and Administrative (S,G&A) Expense—For the three months ended May 31, 2003, S,G&A expense totaled $3.7 million or 16.5% of sales compared to $3.5 million or 13.9% of sales for the three months ended June 1, 2002. The increase in S,G&A expenses was the result of increased marketing expenditures relating to the Company's new showroom at the High Point Furniture Market. The increase in S,G & A expense as a percent of sales is due to increased sales and marketing costs and to the relatively fixed nature of the majority of S,G &A expenses.

        For the nine months ended, May 31, 2003, S,G&A expenses were $10.6 million or 13.5% of sales compared to $10.1 million or 13.9% of sales for the nine months ended June 1, 2002. The increase in S,G&A expenses was the result of increased commission and royalties due to the higher sales levels and increased marketing expenses relating to the Company's new showroom at the High Point Furniture Market.

        Operating Profit—For the three months ended May 31, 2003, operating profit was $982,000 or 4.3% of sales compared to $998,000 or 4.0% of sales for the three months ended June 1, 2002. The slight decrease in operating profit was the result of the factors discussed above.

        For the nine months ended May 31, 2003, operating profit was $3,684,000 or 4.7% of sales compared to $2,462,000 or 3.4% of sales for the nine months ended June 1, 2002. The increase in operating profit was the result of the factors discussed above.

        Interest Expense—For the three months ended May 31, 2003, interest expense was $482,000 compared to $380,000 for the three months ended June 1, 2002. The increase in interest expense was primarily the result of higher overall debt levels to fund increased inventory levels.

        For the nine months ended May 31, 2003, interest expense was $1,377,000 compared to $1,183,000 for the nine months ended June 1, 2002. The increase in interest expense was primarily the result of higher overall debt levels during the period to fund increased inventory levels required to support a higher volume of sales.

        During the second quarter, the Company received notification that its actuarial firm had revised the presentation of the Company's minimum pension liability as of August 31, 2002. This caused the Company to reclassify $396,000 from other assets to other comprehensive income, net of tax, during the second quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Demands for funds relate to payments for materials and other operating costs, debt obligations, and capital expenditures. The Company's ability to generate cash adequate to meet short and long-term needs depends on the collection of accounts receivable and its ability to borrow funds. The Company's days sales outstanding of accounts receivable averaged 53 days for the first nine months of fiscal 2003 and 60 days for the first nine months of fiscal 2002. The decrease in day's sales outstanding resulted from the Company offering fewer sales promotions with extended payment terms. The Company's inventory turnover averaged 3.5 for the nine months ended May 31, 2003 compared to 4.1 for the first nine months of fiscal 2002. The decrease in average inventory turnover for the current year was primarily the result of increased levels of safety stock and the faster than expected reduction in new orders due to the decline in consumer spending during the third quarter. The overall increase in inventory levels is the result of three factors; the introduction of several new furniture groups requiring initial stocking of inventory; additional safety stock—the minimum level of inventory of the Company's various products; and the build up of inventory for anticipated sales increases which did not materialize during the quarter.

        Key elements of the Consolidated Statements of Cash Flows:

	Nine months ended, May 31, 2003	Nine months ended June 1, 2002
	In thousands
Net cash provided/(used) by operating activities	$(5,531)	$3,672
Net cash used by investing activities	(852)	(289)

Net cash flows provided/(used) by operating and investing activities	$(6,383)	$3,383
Net cash provided/(used) by financing activities	6,409	(3,645)

Net change in cash	$26	$(262)

        During the nine months ended May 31, 2003, the Company used $5,531,000 of cash from operations primarily due to investments in inventory during the period. For the nine months ended June 1, 2002 the Company generated cash from operations of $3,672,000, primarily from the collection of accounts receivables. Investing activities used approximately $959,000 for leasehold improvements at the Company's High Point market space and routine capital expenditures during the first nine months of fiscal 2003, off set by proceeds of $107,000 from the sale of certain assets held for disposition. For the first nine months of fiscal 2002 the Company used $289,000 for routine capital expenditures. Financing activities generated $6,409,000 during the nine months ended May 31, 2003 as the Company borrowed funds to pay for increased working capital needs. During the nine months ended June 1, 2002 the Company used $3,645,000 to pay down its revolving master note payable.

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

        On January 24, 2003, the Company amended its credit agreement to remove the seasonal adjustment for calculating the maximum amount available under the revolving note payable and increases its import letter of credit facility.

        On May 30, 2003, the Company amended its credit agreement to increase the maximum outstanding debt under the revolving master note credit agreement by $2 million. The maximum availability under the revolving note payable is $28 million through December 31, 2004.

        The Company's bank financing agreement contains restrictive covenants that require the Company, among other things, to maintain a minimum tangible net worth; a fixed charge ratio; a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); and a ratio of total liabilities to tangible net worth, as defined in the bank financing arrangements. As of May 31, 2003 the Company was in compliance with all banking covenants.

        The Company does not believe any events are probable which would materially change its present liquidity position, which is adequate to satisfy known demands for funds for operations and to pay bank and other debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standard Board (FASB) issued Statement No. 142 "Goodwill and Other Intangible Assets" and Statement No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company's adoption of these statements on September 1, 2002 did not have an effect on its results of operations or financial position of the Company.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The Company's adoption of these statements on March 2, 2003 did not have a material effect on its results of operations or financial position.

        In June 2003, the Financial Accounting Standard Board (FASB) issued Statement No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

        In June 2003, the Financial Accounting Standard Board (FASB) issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. At May 31, 2003, a hypothetical 100 basis points increase in short term interest rates would decrease annual pre tax earnings by approximately $131,000, assuming no change in the volume or composition of debt at May 31, 2003. The Company has effectively fixed the interest rates on approximately $13.1 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of May 31, 2003 the fair value of these swaps is a liability of approximately $703,000. (See Note 7)

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management has evaluated the effectiveness of the design and operation of disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on the results of the evaluation, the Company's chief executive officer and its chief financial officer have concluded that these controls and procedures are effective. In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company, under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DATED: July 1, 2003	DMI FURNITURE, INC.
	By:	/s/ PHILLIP J. KELLER Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer President

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

          4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 1, 2003

/s/ DONALD D. DREHER President, Chief Executive Officer, Chairman of the Board and Director

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

          4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 1, 2003

/s/ PHILLIP J. KELLER Vice President, Finance, Chief Financial Officer, Treasurer, and Principal Accounting Officer